Form 10-K
period 1996-12-31
MONEYGRAM PAYMENT SYSTEMS INC
filed 1997-03-31
CIK 1005730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     84-1327808
     (State or Other Jurisdiction                        (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

       7401 W. Mansfield Avenue                               80235
          Lakewood, Colorado                                (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (303) 716-6800

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
         Title of Each Class                             Which Registered
         -------------------                         ------------------------
Common Stock (par value $.01 per share)               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. x Yes   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

   Common shares of the registrant outstanding at March 18, 1997 were 16,625,000. The aggregate market value, as of March 18, 1997, of such common shares held by non-affiliates of the registrant was approximately $125 million. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                       Documents Incorporated By Reference

Part III: Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997.

================================================================================

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

Background..................................................................  1

Item 1.     Business........................................................  2

Item 2.     Properties......................................................  7

Item 3.     Legal Proceedings...............................................  7

Item 4.     Submission of Matters to a Vote of Security Holders.............  7

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters. ........................................  8

Item 6.     Selected Financial Data.........................................  9

Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations ....................................... 11

Item 8.     Financial Statements and Supplementary Data..................... 13

Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure. ....................................... 13

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............. 13

Item 11.    Executive Compensation.......................................... 14

Item 12.    Security Ownership of Certain Beneficial Owners and Management.. 14

Item 13.    Certain Relationships and Related Transactions.................. 14

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K .................................................... 14

BACKGROUND

   MoneyGram Payment Systems, Inc. (the "Company" or "MoneyGram") was incorporated as a subsidiary of Integrated Payment Systems Inc. ("IPS"), a wholly owned subsidiary of First Data Corporation ("First Data"), in January 1996 to acquire certain assets and liabilities of IPS' consumer money wire transfer service business marketed under the name "MoneyGram" ("the Business").

   On June 12, 1995, First Data entered into a merger agreement with First Financial Management Corporation ("FFM"), the parent company of Western Union Financial Services, Inc. ("Western Union"). In order to obtain the approval of the Federal Trade Commission ("FTC") of its merger with FFM, First Data entered into a "Consent Decree" with the FTC which required First Data to divest the sales and marketing functions associated with the consumer money wire transfer of the Company or Western Union.

   Following the signing of the Consent Decree, First Data decided to divest the sales and marketing functions associated with the Business. Pursuant to that decision and the Hold Separate Agreement, which First Data had entered into with the FTC, First Data identified those operations and functions necessary to operate the Business as a stand alone entity, reconfigured the shared customer service center and commenced the separation of information and services related to the Business within IPS's data center in anticipation of contributing certain assets and liabilities to the Company and consummating a public offering ("IPO") of the Company's Common Shares ("Common Shares"). The IPO occurred on December 11, 1996.

   To effect the transition of the Business to the Company (the "Transition"), First Data and the Company entered into the following agreements:

   1. Contribution Agreement. Pursuant to this Agreement, IPS, and/or certain of its affiliates, contributed to the Company (a) $12 million for general corporate purposes, (b) certain software, copyrights and trademarks, (c) the economic benefit of the agreements with the Business' agents, (d) the customer service center operations, (e) the leasehold interest in the Lakewood, Colorado premises, and (f) certain other personal property, all related to the Business. In exchange, the Company issued and delivered to IPS 16,624,900 Common Shares.

   2. Operations Agreement. Under this Agreement, which has an initial two-year term, IPS or its affiliates, will perform for the Company data processing services, management services, disaster recovery services for the Company's Lakewood, Colorado customer service center, voice center services and certain corporate support services. The management services include those functions that IPS must perform in order for the Business to be in compliance with applicable licensing and other legal requirements until such time as the Company has obtained the licenses to own and operate a consumer money wire transfer service in its own name. Under the Operations Agreement, the Company is obligated to obtain all licenses to operate the Business in its own name upon the earlier of the expiration of the initial two-year term or within 180 days after termination of the Operations Agreement in accordance with its terms.

   3. Software License Agreement. Pursuant to this Agreement, IPS has granted to the Company a perpetual, irrevocable, worldwide, nonexclusive, royalty-free license to use certain application software in the Business or for any other purpose. Certain software used by MoneyGram agents who enter transactions electronically, and application software used to process all MoneyGram transactions, were contributed to the Company pursuant to the Contribution Agreement.

   4. Short-Term Working Capital Facility ("Facility"). Pursuant to the Facility, the Company may borrow from time-to-time, on a revolving basis, an amount up to $20 Million. The interest rate on all outstanding borrowings under the Facility is the prime rate, as announced by Chase Manhattan Bank, N.A., plus one percent, and the Facility will terminate on June 13, 1997. The Company has not borrowed under the Facility.

   5. The Service Mark Letter Agreement. Pursuant to the Service Mark Letter Agreement, the Company, First Data and Western Union have agreed not to sue each other in respect of the service marks "The Better Way to Wire Money", "Wire Money in Minutes" and "Money in Minutes", and certain other similar phrases, whether in English or another language, during the two-year period commencing December 11, 1996. The Service Mark Letter Agreement also provides that, at the option of the Company at any time during such two-year period, Western Union, IPS and the Company will execute a License Agreement and the Service Mark Letter Agreement will then terminate.

      If executed, the License Agreement provides that Western Union will grant to the Company a non-exclusive and royalty-free license to use "The Better Way to Wire Money" and "Money in Minutes Worldwide" in English and certain other languages (but not Spanish) in certain countries, always accompanied by the word "MoneyGram" and to use "Wire Money in Minutes" in the United States in English, always accompanied by the word "MoneyGram". The Company will relinquish to Western Union any rights it may have in, and will be prohibited from otherwise using, these marks, as well as other specified marks Western Union uses. Western Union will covenant not to use "The Better Way to Wire Money" in English in certain countries, including the United States.

   6. Human Resources Agreement. This Agreement, among First Data, IPS and the Company, defines the duties, obligations and liabilities of First Data and IPS and the Company with respect to the transition of employees from First Data and IPS to the Company. Pursuant to the Human Resources Agreement, First Data, IPS and the Company have each agreed, for a one-year period from December 11, 1996, not to solicit or hire each other's employees.

   7. Telecommunication Services Sharing Agreement. This Agreement, between First Data and the Company, provides that First Data shall cooperate and use reasonable efforts to facilitate the provision of telecommunication services to the Company under First Data's agreements with its various long-distance telecommunication service providers. This Agreement permits the Company to choose among such long-distance providers and to benefit from First Data's tariff rates. The Company, in exchange, has agreed to use the telecommunication services provided by First Data's telecommunication service providers exclusively for all of the Company's person-to-person telephone calls.

ITEM 1.  BUSINESS.

Overview

   The Company is a leading non-bank provider of consumer money wire transfer services, with a strong, well-recognized brand name. It offers customers the ability to transfer funds quickly, reliably and conveniently through its approximately 20,000 agent locations in 87 countries worldwide. MoneyGram targets its services to individuals without traditional banking relationships, expatriates who send money to their country of origin, traditional bank customers in need of emergency money transfer services, tourists without local bank accounts and businesses that need rapid and economical money transfer services. The Company also provides cash advance and express bill payment services through many of its agent locations in the United States.

   The number of agent locations has grown from 11,600 in 1991 to approximately 20,000 in March 1997. In 1995 and 1996, the Company processed 5.4 million and
5.8 million transactions, respectively, and transferred $1.6 billion and $1.5 billion principal amount of funds, respectively.

Customers and Markets

    Consumers sending expatriate remittance funds and individuals without bank accounts are the two largest segments of repetitive money transfer customers. The Federal Reserve Board of Governors estimates that there are approximately

23 million households in the United States without traditional banking relationships. Additionally, industry analysts estimate that there are an increasing number of people who remit funds to their respective countries of origin on a regular basis.

    The Company believes international consumer money transfers will continue to grow primarily due to the combination of increased migration and greater consumer awareness. The Company believes that migration dynamics throughout Latin America, the Caribbean, Europe and Asia provide attractive growth potential for consumer money transfer services. The Company intends to target advertising and promotional campaigns to raise awareness of MoneyGram services to new groups of consumers.

The MoneyGram Agent Network

    The Company has an extensive global network of agents in the United States, Mexico and in 85 other countries around the world. The Company's agent network includes a variety of types of businesses, including supermarkets, check cashers, convenience stores, travel agencies, collection agencies, bus stations and credit unions.

    A limited number of the Company's top agents generate a significant percentage of the Company's transaction volume and revenues. In 1995 and 1996, respectively, the Company's top 10 selling agents accounted for approximately 42% and 43% of the Company's transaction volume and 43% and 42% of the Company's transaction fee revenues. Three of the top 10 MoneyGram agents in 1996, Banco Nacional de Mexico S.N.C. ("Banamex"), Ace Cash Express ("Ace") and the Chicago Currency Exchange, were each involved in transactions representing over 10% of the Company's total revenues. The agreement with Banamex expires in April, 2002 and the agent contract with Ace expires in 2000. The Chicago Currency Exchange consists of approximately 85 separate agent contracts with owners of Chicago Currency Exchange locations which expire in 2000 or 2001.

ExpressPayment and Cash Advance

    ExpressPayment, a service which provides consumers with a way to quickly pay third party loans, bills or debt, is one of the fastest growing segments of the money transfer industry. The Company maintains contracts with entities such as credit card companies, lending institutions and collection agencies ("Creditors") which provide customers with credit and require a means by which customers can make overdue payments directly to Creditors. To use ExpressPayment, the Creditor directs the consumer to visit a MoneyGram location and transmit the amount due. The consumer pays the principal amount owed and typically, a $10.50 flat fee to the MoneyGram agent. A MoneyGram money transfer check automatically prints out at the Creditor's office as immediately usable funds, or in some cases, an electronic file transmission is issued to the Creditor.

    The Cash Advance product is an ancillary service offered by the Company which allows the customer to receive a cash advance of up to $1,000 on a Visa or MasterCard. Fees vary based on the amount advanced.

New Products

    The Company introduced a phone card product in the fourth quarter of 1996. Customers can purchase a phone card in denominations of $5, $10, $20 or $50 and use the card to make calls from any phone. International calls typically also can be made with a phone card. The Company is well positioned to service the phone card market and believes that the phone card is a natural complement to its existing products. The Company has entered into a distribution agreement with MCI Telecommunications Corporation, which will provide the telecommunications services product support and customer service for the new phone card product.

The Money Transfer Process

    The actual collection and payout of funds in MoneyGram's money transfer process is handled by the MoneyGram agents. Selling MoneyGram agents collect the money to be transferred plus the transaction fee from the customer sending the funds. The following morning the Company, through an automated clearing house transfer, debits the selling agents' bank accounts for the dollar value of all of the MoneyGram agents' transactions processed on the previous day and the corresponding transaction fees.

    Receiving MoneyGram agents are authorized to pay out the transferred funds to the recipient customer through confirmation of a reference number for the transaction. The entire process generally is completed on a same day or next day basis. The receipt of the transmitted funds is location independent; a customer can receive the funds from any MoneyGram agent within most of the Company's agent network regardless of the sender's location. In most instances, the receive agents are reimbursed for this payment by depositing a pre-signed money transfer check into their bank account. The Company pays selling agents and receiving agents their commissions at the end of each month; a percentage of the consumer fee for a send transaction and a flat fee for a receive transaction.

    Currently, the Company provides a free three-minute long distance telephone call with each transaction within the United States or between the United States and the Americas so that the sender may provide the recipient with notice of the transaction.

MoneyGram Pricing and Fees

    The Company is compensated for its money transfer services through fees paid by the sender and, in certain international transactions, revenues from foreign exchange conversion. Transaction fees are charged to customers according to a graduated schedule based upon the principal amount of the transaction.

Sales and Marketing

    The Company advertises primarily through spot television ads, radio, print and other media including billboards and bus benches. The Company has implemented advertising and promotion strategies, including discounted price promotions, intended to increase its market share and broaden the brand recognition of the MoneyGram service in its target markets.

    The MoneyGram agent network is supported by a nationwide sales and account development team which recruits and trains the Company's agents. This team provides a variety of services to MoneyGram agents including training, automation, assistance with cooperative advertising and provision of signage.

Operations

    The Company's operations are located at its Lakewood, Colorado facility. The Lakewood facility houses the Company's primary customer service center which is staffed 24 hours a day, 365 days a year. The Company processes an average of 21,000 voice calls per day and has operators fluent in fourteen languages and at least 50% of the operators are bilingual.

International Transactions

  Mexico

   The Company's primary receive agent in Mexico is Banamex. The agreement with Banamex only allows the Company to process or pay United States to Mexico MoneyGram money transfers through Banamex as its receiving agent, except for the limited circumstances in which the Company had a relationship with a MoneyGram agent in Mexico prior to September 1, 1994 or in specific regions of Mexico where Banamex does not have a branch location. The agreement with Banamex is effective through April 17, 2002 and provides for an automatic five year renewal unless either party notifies the other of its intent to cancel 90 days prior to the end of the term. Currently, Banamex processes or pays money transfers in Mexico only on behalf of the Business. Western Union has agreed with the Company that prior to the earlier of the termination of the Banamex Agreement or April 17, 2002, Western Union shall not use Banamex to process, directly or indirectly, United States to Mexico consumer money wire transfer service transactions on behalf of Western Union.

  The Americas and Europe

    Management views the international markets other than Mexico as its next area of potential transaction growth. Focusing on particular corridors, the Company is currently seeking to expand its global presence. Send transaction volume to the Caribbean and Latin America has increased, and the advent of send as well as receive capabilities by MoneyGram agents in the region is broadening the Company's customer base and fostering growth in this market. The Company's agent network in Latin America is increasing, with new MoneyGram agents in Uruguay, the Cayman Islands, Dominica and the Bahamas.

    In Europe, the Company has recently added MoneyGram agents in the U.K., Spain, Germany, Switzerland, Belgium, Norway and Ireland.

    The Company believes that future growth should occur as migration patterns continue and advertising and promotional efforts increase international awareness of the MoneyGram service. Future markets of focus include those countries with rapid growth rates or inefficient and expensive delivery systems.

Competition

    The consumer money transfer and other payment products industry is highly competitive. The principal methods of competition are price and number and quality of agents and agent locations. The Company faces competition from other consumer money wire transfer service providers as well as from other payment products which offer consumers the ability to transfer funds to others. Non-bank consumer money wire transfer services are provided primarily by two global companies, MoneyGram and Western Union.

    Recently, competition has increased through the entry of new competitors or expanded services offered by existing competitors, particularly in the U.S. to Mexico market. Orlandi Valuta, previously a competitor in the Los Angeles to Mexico corridor, has expanded its U.S. presence to other locations and states. The Company faces additional competition from the U.S. Postal Service which has announced plans to offer two new money transfer products to Mexico. Niche competitors who serve specific migratory corridors also compete with the Company, including several Mexican banks which have recently begun to offer consumer money wire transfer services from the United States to Mexico. Niche competitors are able to focus on particular geographic corridors and eliminate the expenses associated with maintaining nationwide and worldwide agent networks.

    The Company also faces competition from bank and non-bank providers of other types of payment products and services, including money orders, automated teller machines and similar retail electronic networks that could allow consumers to transfer funds to others.

Proprietary Rights and Trademarks

    The Company uses certain service marks in the Business, including "MoneyGram," "The Better Way to Wire Money," "Wire Money in Minutes" and "Money in Minutes Worldwide." Many of these marks have been refused initial registration by the U.S. Patent and Trademark Office or are concurrently being used by Western Union, the Company's principal competitor.

    IPS has registered "MoneyGram" in certain countries and has applications pending to register the mark in the United States and in substantially all other countries in which the Company is conducting, or intends imminently to conduct, business. In the United States and in certain other countries, the trademark examiners initially have refused to register "MoneyGram" on the grounds that it is merely descriptive of the service. In the United States, the trademark examiner, on appeal, refused to register "MoneyGram" on the grounds that it is generic. The Company intends to defend vigorously the registrability of "MoneyGram." However, no assurance can be given that "MoneyGram" will be registered in any country where applications are pending.

    Western Union is using, among other marks, "The Best Way to Send Money" and "The Fastest Way to Send Money" and has registered these marks in the United States and in other countries. IPS, on behalf of MoneyGram, applied to register "The Better Way to Wire Money" in the United States, and the U.S. trademark examiner rejected the application due to Western Union's prior registrations for said marks.

    Western Union uses "Money in Minutes" and has registered this mark in the U.S. and has applied to register the mark in certain other countries. IPS, on behalf of MoneyGram, applied to register "Wire Money in Minutes" in the United States and expects that the U.S. trademark examiner will reject IPS's application due to Western Union's prior United States registration.

    The Company and Western Union have no current dispute regarding the Company's use of "The Better Way to Wire Money," "Wire Money in Minutes" or "Money in Minutes Worldwide," and the two entities have concurrently used these or similar marks for some time. However, the Company's and Western Union's respective rights to these marks and to similar marks are unsettled. For additional information, see "Background".

Regulation and Licensing

  State Regulations

    Forty-three states, the District of Columbia and Puerto Rico currently have sale of checks or money transmission laws which require that firms which engage in the business of transmitting funds by wire and/or issuing checks and other payment instruments obtain a license prior to engaging in such businesses. Most U.S. jurisdictions also require the posting of a bond to protect the public from insolvency or default by the issuer. Some U.S. jurisdictions also require licensees to maintain highly-rated, liquid investments in an amount equal to the amount of their outstanding payment obligations and many require the issuer to maintain a minimum net worth and impose various reporting requirements.

    IPS currently holds all of the licenses necessary to conduct the operations of the Business. The Company has begun to apply for its licenses and as of March 18, 1997 it had received 15 of the required 47 licenses. While there is no guarantee that the Company will obtain the aforementioned licenses, it is anticipated that it will obtain them by December 31, 1997. Failure to obtain a license in a particular state could preclude the Company from conducting the Business in that state.

  Federal Regulation

    The Company and its agents are subject to the Bank Secrecy Act ("BSA") and the Money Laundering Control Act ("MLCA"), which were adopted to combat "money laundering". The BSA requires money transmitters to maintain certain records, verify the identity of customers and periodically file certain reports. The MLCA criminalizes certain transactions, including transfers of funds through money transmitters such as the Company and the MoneyGram agents, that involve funds derived from certain specified unlawful activities and that are performed with the requisite knowledge or intent.

  Non-U.S. Regulation

    Some foreign countries have licensing requirements and other regulations applicable to the Business. Such regulations may include both international anti-money laundering initiatives and local regulation of money transmission.

    Although the business of consumer money wire transfer is not separately licensed as in the U.S., in some jurisdictions the local agent or the transmitter must hold a banking or foreign exchange license. In these instances, the Company generally requires proof of the appropriate permit from the local agent prior to its offering the MoneyGram service.

Employees

    The Company has approximately 500 employees, including approximately 100 in sales, marketing and customer service, approximately 325 in customer service center operations, and approximately 75 in operational, general and administrative functions. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES.

    The Company leases executive office and customer service center space at 7401 West Mansfield Avenue in Lakewood, Colorado and executive office space at Park 80 West in Saddle Brook, New Jersey. The former is pursuant to a lease which expires in April 2002 and the latter is pursuant to a lease which expires in April 2003.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is currently not engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Prior to the Company's IPO, IPS, then the Company's sole shareholder, took action, on written consent dated October 30, 1996, to elect the Company's current directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Common Shares are listed on the New York Stock Exchange, Inc. ("NYSE"). The following table sets forth, for the indicated calendar periods, the reported high and low prices of the Common Shares on the NYSE Composite Tape. The Common Shares have been listed on the NYSE since December 11, 1996.

1996                                                  High        Low

   Fourth quarter (December 11 through December 31)   14-1/2      13-1/4

1997

   First quarter (through March 18)                   14          7-5/8

At March 18, 1997, there were 25 holders of record of the Common Shares.

No dividends were paid on the Common Shares in 1996 or 1997 and the Company is prohibited by the Facility from paying dividends on its Common Shares except to the extent such cash dividends would not exceed ten percent of the Company's net income arising after September 30, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

                    SELECTED FINANCIAL AND OPERATING DATA
                                  (UNAUDITED)

    The following table sets forth selected financial data presented on a carve-out basis for the Transition and are derived from historical financial data of IPS. The financial data include allocations of operating and general and administrative expenses to the Company from IPS. Such allocations do not necessarily reflect the expenses that would have been or will be incurred by the Company operating as a stand-alone entity. Management of the Company believes that costs have been determined and allocated on a reasonable basis and all costs attributable to conducting the Business have been included in the Company's Financial Statements. In the opinion of management, such expenses would not be materially affected by the Company operating as a stand-alone entity. See Note 1 of Notes to Financial Statements. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere in this document. The financial and operating information for the years ended December 31, 1992 and 1993 are derived from unaudited financial statements not included in this document.

                                                             Year Ended December 31,
                                            ---------------------------------------------------------
                                               1996         1995          1994       1993      1992
                                               ----         ----          ----       ----      ----
                                               (in thousands, except per share data and percentages)
Statement of Operations Data:
  Revenues:
   Fee and other ..........................  $108,578     $ 94,242     $ 71,015   $ 48,815   $ 30,519
   Foreign exchange .......................    29,141       42,826       20,373      3,070      1,280
                                             --------     --------     --------   --------   --------
     Total revenues .......................   137,719      137,068       91,388     51,885     31,799
  Expenses:
   Agent commissions and amortization
     of agent contract acquisition costs ..    44,255       34,801(1)    28,742     22,112     17,957
   Processing .............................    24,941       25,542       15,334     12,361     11,022
   Advertising and promotion ..............    29,113       33,822       19,523     13,708      7,847
   Selling, service and general
     and administrative ...................    15,734(2)    13,247(2)     8,378      6,900      5,243
                                             --------     --------     --------   --------   --------
     Total expenses .......................   114,043      107,412       71,977     55,081     42,069
  Income (loss) before income taxes .......    23,676       29,656       19,411     (3,196)   (10,270)
  Net income (loss) .......................  $ 14,631     $ 18,294     $ 12,176   $ (2,077)  $ (6,778)
  Pro forma net income (loss) per
   common share (3) .......................  $    .88     $   1.10     $    .73   $   (.12)  $   (.41)

Balance Sheet Data (at end of period:)
  Assets restricted to settlement of
   MoneyGram transactions .................  $ 11,287     $ 26,010     $ 20,927   $ 12,827   $ 11,573
  Fixed assets at cost, net of depreciation     9,127        6,000        3,084      1,275      1,123
  Costs of acquiring agent contracts,
   net of amortization ....................    18,175        7,979        3,401      1,956      2,864
  Total assets ............................   113,729       41,618       28,583     16,502     16,009
  Total liabilities .......................    24,299       40,449       35,411     17,358     14,996
  Stockholders' equity (deficit) ..........    89,430        1,169       (6,828)      (856)     1,013

Operating Data:
  Number of MoneyGram agent
   locations (at end of period) ...........      18.5         17.2         16.0       14.1       13.1
  Number of transactions ..................     5,781        5,393        3,285      2,040      1,114

--------
(1) Net of a $2.5 million commission rebate from Banamex received by the Company during the first quarter of 1995.
(2) Includes costs and expenses related to obtaining consents from MoneyGram agents to permit the assignment of their agent contracts to the Company of $375,000 in the fourth quarter of 1995 and $500,000 in 1996.
(3) Gives effect to the Company's issuance to IPS of 16,624,900 Common Shares prior to the IPO.

                                QUARTERLY SUMMARY

    The following table presents unaudited interim operating results of the Company. The Company believes that the following information includes all adjustments (consisting only of normal, recurring adjustments) that the Company considers necessary for a fair and consistent presentation, in accordance with generally accepted accounting principles, of such information. The financial and operating results for any interim period are not necessarily indicative of results for any future interim period.

                                                                  Quarter Ended
                             -----------------------------------------------------------------------------------------
                                                  1996                                         1995
                             ---------------------------------------------    ---------------------------------------
                               March 31    June 30     Sept. 30    Dec. 31    March 31    June 30  Sept. 30   Dec. 31
                               -------     -------     -------     -------    -------     -------   -------   -------
                                                      (in thousands, except per share data)
Revenues:
  Fee and other..............  $27,567     $29,686     $26,901     $24,424    $18,899     $28,420   $25,615   $21,308
  Foreign exchange ..........    8,044       7,731       7,046       6,320     13,928      10,480     8,737     9,681
                               -------     -------     -------     -------    -------     -------   -------   -------
    Total revenues ..........   35,611      37,417      33,947      30,744     32,827      38,900    34,352    30,989
Expenses:
  Agent commissions and
     amortization of agent
     contract acquisition
     costs ..................   10,925      11,690      11,250      10,390      5,770(1)   10,475     9,342     9,214
  Processing ................    6,822       5,906       5,970       6,243      5,289       6,338     5,873     8,042
  Advertising and
     promotion (2) ..........    8,814       7,949       5,584       6,766      7,737       8,265     8,013     9,807
  Selling and service .......    2,221(3)    2,555(3)    2,869(3)    2,937      1,510       1,742     1,993     2,280(3)
  General and
     administrative .........    1,391       1,225       1,231       1,305      1,294       1,391     1,455     1,582
                               -------     -------     -------     -------    -------     -------   -------   -------
    Total expenses ..........   30,173      29,325      26,904      27,641     21,600      28,211    26,676    30,925
                               -------     -------     -------     -------    -------     -------   -------   -------
  Income before income
     taxes ..................    5,438       8,092       7,043       3,103     11,227      10,689     7,676        64
  Income tax expense ........    2,083       3,099       2,676       1,187      4,302       4,095     2,941        24
                               -------     -------     -------     -------    -------     -------   -------   -------
Net income ..................  $ 3,355     $ 4,993     $ 4,367     $ 1,916    $ 6,925     $ 6,594   $ 4,735   $    40
                               =======     =======     =======     =======    =======     =======   =======   =======
Net income per common
   share (4) ................  $   .20     $   .30     $   .26     $   .12    $   .42     $   .39   $   .29   $  --
Number of transactions ......    1,505       1,481       1,400       1,395      1,232       1,316     1,276     1,569

----------
(1) Net of a $2.5 million commission rebate from Banamex received by the Company during the first quarter of 1995.

(2) Prior to 1996, the Company recorded advertising and promotion expenses based on transaction volumes for interim reporting purposes. Beginning in 1996, the Company recorded advertising and promotion expenses based on actual expenses incurred during the interim period. If the Company had continued to record advertising and promotion expenses based on transaction volumes, advertising and promotion expenses for 1996 would have been approximately $2.0 million less for the first quarter, $.5 million more for the second quarter and $1.4 million more for the third quarter and $.1 million more for the fourth quarter.

(3) Includes costs and expenses related to obtaining consents from MoneyGram agents to permit the assignment of their agent contracts to the Company of $375,000 in the fourth quarter of 1995, $300,000 in the first quarter of 1996, $150,000 in the second quarter of 1996 and $50,000 in the third quarter of 1996.

(4) Gives effect to the Company's issuance to IPS of 16,624,900 Common Shares prior to the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

  Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

    Revenues. The Company's revenues were $137.7 million in 1996 as compared with $137.1 million in 1995. This was the result of a 15% increase in fee revenues, partially offset by a decline in foreign exchange revenues.

    Fee Revenues increased to $108.6 million from $94.2 million in 1995. This revenue growth was due to a 7% increase in transactions, to approximately 5.8 million transactions in 1996 from approximately 5.4 million transactions in 1995 and an 8% increase in the average fee per transaction that was attributable to a lower level of price promotion during 1996. These growth factors were partially offset by a lower average principal amount per transaction.

    Foreign exchange revenues, substantially all of which arise from U.S. to Mexico transactions, decreased 32% to $29.1 million in 1996 compared with $42.8 million for 1995. The foreign exchange revenue during 1995 was unusually high primarily due to the volatility of the Mexican peso during this period. The Mexican government has taken steps to stabilize the economy and alleviate the political unrest and as a result, the peso was less volatile in late 1995 and during 1996. In addition, the average principal per transaction declined, resulting in less foreign exchange revenue.

    Expenses. The Company's total operating expenses increased 6% to $114.0 million in 1996 compared with $107.4 million during 1995 mainly as a result of increased transactions and fee revenue.

    Agent commissions increased 27% to $44.3 million in 1996 from $34.8 million in 1995. This increase was mainly due to the higher level of fee revenue (15%) and agent rebates associated with the 1995 price promotions.

    Although transaction volume increased, total processing expenses decreased 2% to $24.9 million in 1996 from $25.5 million in 1995, primarily due to operational efficiencies and reduced telecommunications expense.

    Advertising and promotion expenses decreased 14% to $29.1 million during 1996 from $33.8 million in 1995. This was due to a decrease from the unusually high advertising and discretional promotional expenses incurred in 1995.

    Selling and service expenses increased by 41% to $10.6 million in 1996 from $7.5 million in 1995. This is attributable to an increase in the number of sales and service employees hired to further expand and support the agent network as a separate entity. During the first nine months of 1996, the Company incurred approximately $500,000 in salaries, commissions and out-of-pocket expenses related to obtaining consents from agents to permit the assignment of their contracts to the Company.

    General and administrative expenses decreased by 10% to $5.2 million in 1996 from $5.7 million in 1995 as a result of certain costs being attributable directly to the IPO.

    Operating Income. Operating income decreased by 20% to $23.7 million in 1996 from $29.7 million in 1995 primarily as a result of the decline in foreign exchange revenue mentioned above.

  Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

    Revenues. The Company's revenues increased 50% in 1995 to $137.1 million from $91.4 million for 1994. This growth reflected a 64% increase in the number of transactions processed from 3.3 million to 5.4 million.

    This was partially offset by a decrease of 19% in the average fee revenues earned per transaction. The decrease in the average fee per transaction in 1995 compared with 1994 was primarily due to the 21 additional weeks of price promotions in 1995. The growth in the number of transactions is attributable to the Company's advertising campaigns, its discount price and other promotions, as well as greater availability of the MoneyGram service resulting from an 8% growth, from 16,000 to 17,200, in the number of MoneyGram agent locations. The decrease in average fee revenues per transaction was due to increased usage by customers who took advantage of the promotional discount prices by transmitting lower principal amounts.

    The Company's foreign exchange revenue, substantially all of which arises from U.S. to Mexico transactions, increased 110% from $20.4 million to $42.8 million. This growth in foreign exchange revenues from Mexican transactions was a result of a 71% increase in the number of such transactions, coupled with a 25% increase in the average foreign exchange revenue earned per transaction, resulting from the increased volatility in the value of the Mexican peso versus the U.S. dollar. The foreign exchange revenues realized by the Company in 1995 were substantially larger than in prior years, primarily due to the significant volatility in the value of the Mexican peso. Accordingly, the Company's average foreign exchange revenues per transaction in 1995 are not indicative of what the Company expects to achieve in the future.

    Expenses. The Company's total operating expenses increased 49% to $107.4 million in 1995 from $72.0 million in 1994. Higher average fee revenues and the increased volume of transactions processed resulted in higher commissions to agents and higher processing costs, while the Company's marketing and price promotions contributed to significantly increased advertising and promotion expenses.

    Agent commissions increased 21% to $34.8 million from $28.7 million, as a result of the 33% increase in fee revenue partially offset by rebates from the agents in association with the 1995 price promotions.

    Processing expense increased 67% to $25.5 million in 1995, principally as a result of the growth in transaction volume.

    Advertising and promotion expense increased to $33.8 million in 1995 from $19.5 million in 1994 as a result of advertising and promotion strategies designed to increase market share and broaden the brand recognition of the MoneyGram service in its target markets. In addition, during the fourth quarter of 1995, in conjunction with the price promotion, the Company paid its agents discretionary, promotion-related cash payments of approximately $1.2 million.

    Selling and service expense increased by 103% to $7.5 million as a result of an increase in the number of sales and service employees hired to further expand the MoneyGram agent network, increased sales commissions associated with the increase in agents and an increase in marketing costs associated with the Company's advertising campaigns. In addition, during the fourth quarter of 1995, the Company incurred approximately $375,000 of salaries, commission and other out-of-pocket expenses related to obtaining consents from MoneyGram agents to permit the assignment of their contracts to IPS.

    General and administrative expenses increased by 22% in 1995 to $5.7 million due to an overall increase in the number of employees as a result of growth in the Business.

    Operating Income. Operating income increased 53% to $29.7 million in 1995 from $19.4 million in 1994.

Liquidity and Capital Resources

    Total cash and cash equivalents, which is comprised of short term investments, was $18.0 million at December 31, 1996. In prior years all available cash was transferred to IPS as a Return of Capital.

    Cash flow from operations was $17.1 million in 1996 as compared with $21.4 million in 1995 and $23.3 million in 1994. The decline in 1996 from 1995 was mainly due to a $3.7 million receivable from IPS. The receivable includes items that previously were settled through the Return of Capital.

    Cash used for investing activities was $20.2 million in 1996 as compared with $11.1 million in 1995 and $5.1 million in 1994. The increase of $9.1 million over 1995 was primarily the result of payments to existing agents for extending the term of their contracts by an average of five years.

    In 1996, IPS contributed $12 million dollars as per the Contribution Agreement, as defined in Note 1 to the financial statements, and assumed certain obligations of the Company, both of which generated positive cash flows of $21.1 million. The Company has relied primarily on cash flows from operating activities to support its capital investment program. Management expects that future recurring capital needs will be largely met by funds generated from operating activities.

    The IPS Facility commitment, as defined in Note 1 to the financial statements, of $20 million has not been used to date and the Company does not intend to utilize it before the termination date. Management expects to negotiate a credit facility with a third party prior to the expiration of the IPS Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 14, 1997, on pages 16 through 28 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Index to Financial Statements:

         The Financial Statements and the notes thereto, together with the report thereon of Ernst & Young LLP, dated March 14, 1997, appear on pages 16 through 28 of this Report. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown on the Financial Statements or notes thereto.

(a) (2)  Financial Statement Schedules:

         None

(a) (3)  Exhibits:

         The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference.

   2.1 Contribution Agreement, dated as of December 10, 1996, among the Company, IPS and First Data.

   3.1 Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-228).

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 333-228).

   10.1 Operations Agreement, dated as of December 10, 1996, among the Company, IPS and First Data Technologies, Inc.

   10.2 Software License Agreement, dated as of December 10, 1996, between the Company and IPS.

   10.3 Service Mark Letter Agreement, dated as of December 10, 1996, among Western Union Financial Services, Inc., First Data and the Company which includes the Service Mark License Agreement among such parties as an exhibit thereto.

   10.4 Human Resources Agreement, dated as of December 10, 1996, among the Company, IPS and First Data.

   10.5 Telecommunications Services Sharing Agreement, dated as of December 10, 1996, between the Company and First Data.

   10.6 Agreement among American Express Travel Related Services Company, Inc., Banamex and California Commerce Bank, as amended (subject to a request for confidential treatment pursuant to Rule 406 of the Securities Act) (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No.
         333-228).

   10.7  1996 Stock Option Plan of the Company.

   10.8  1996 Broad-Based Stock Option Plan.

   10.9 Lease Agreement between the Company and the Mutual Life Insurance Company of New York in respect of certain facilities located in Lakewood, Colorado (incorporated by reference to Exhibit 10.10 the Company's Registration Statement No. 333-228).

   10.10 Short-Term Working Capital Facility, dated as of December 10, 1996, between First Data and the Company.

   10.11 Letter Agreement between the Company and Western Union regarding Banamex (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 333-228).

   23.1  Consent of Independent Auditors

(b)(1)   Reports on Form 8-K:

         None

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
MoneyGram Payment Systems, Inc.

    We have audited the accompanying balance sheets of MoneyGram Payment Systems, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyGram Payment Systems, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

New York, New York
March 14, 1997

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                December 31,
                                                                             -----------------
                                     ASSETS                                    1996     1995
                      ------------------------------------                     ----     ----
Current Assets:
    Cash and cash equivalents .............................................  $ 17,996  $  --
    Assets restricted to settlement of MoneyGram transactions .... ........    11,287   26,010
    Fee revenue receivable ................................................       587    1,165
    Receivable from IPS ...................................................     3,659     --
    Prepaid and other current assets ......................................       648      271
                                                                             --------  -------
    Total current assets ..................................................    34,177   27,446
Fixed assets at cost, net of depreciation; 1996 - $7,911; 1995 - $3,953 ...     9,127    6,000
Deferred tax asset (Note 4) ...............................................    52,250      193
Costs of acquiring agent contracts, net of amortization:
    1996 - $4,903; 1995 - $1,952 ..........................................    18,175    7,979
                                                                             --------  -------
Total assets ..............................................................  $113,729  $41,618
                                                                             ========  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Liabilities relating to unsettled MoneyGram transactions  ............    $11,287  $26,010
    Accounts payable and accrued liabilities ..............................     5,726    7,743
    Commissions payable ...................................................     7,286    6,696
                                                                             --------  -------
    Total current liabilities .............................................    24,299   40,449
                                                                             --------  -------
Stockholders' Equity:
    Common stock, $.01 par value, authorized 100,000,000 shares; issued and
        outstanding 16,625,000 shares .....................................       166      166
    Capital surplus .......................................................    85,089   11,459
    Retained earnings/(Accumulated deficit) ...............................     4,175  (10,456)
                                                                             --------  -------
    Total stockholders' equity ............................................    89,430    1,169
    Total liabilities and stockholders' equity ............................  $113,729  $41,618
                                                                             ========  =======

                           See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Year Ended December 31,
                                               -----------------------------
                                                 1996      1995        1994
                                                 ----      ----        ----
Revenues:
    Fee revenue, net of refunds .............. $108,578   $ 94,242   $71,015
    Foreign exchange .........................   29,141     42,826    20,373
                                               --------   --------   -------
        Total revenues .......................  137,719    137,068    91,388
                                               --------   --------   -------
Expenses:
    Agent commissions and amortization of
        agent contract acquisition costs......   44,255     34,801    28,742
    Processing ...............................   24,941     25,542    15,334
    Advertising and promotion ................   29,113     33,822    19,523
    Selling and service ......................   10,582      7,525     3,700
    General and administrative ...............    5,152      5,722     4,678
                                               --------   --------   -------
        Total expenses........................  114,043    107,412    71,977
                                               --------   --------   -------
Income before income taxes ...................   23,676     29,656    19,411
Income tax expense............................    9,045     11,362     7,235
                                               --------   --------   -------
Net income ................................... $ 14,631   $ 18,294   $12,176
                                               ========   ========   =======
Net income per common share .................. $    .88   $   1.10   $   .73
                                               ========   ========   =======

Weighted average shares and equivalents
  outstanding ...............................    16,630     16,625    16,625

                           See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,
                                                 ------------------------------
                                                   1996        1995       1994
                                                   ----        ----       ----
Cash flows from operating activities:
Net income ....................................  $ 14,631   $ 18,294   $ 12,176
Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation and amortization expense .........     6,910      3,762      1,889
Other noncash charges .........................       192        (22)        25
Changes in operating assets and liabilities:
    Assets restricted  to settlement of
    MoneyGram transactions ....................    14,723     (5,083)    (8,100)
    Accounts receivable .......................       578       (255)      (773)
    Receivable from IPS .......................    (3,659)      --         --
    Prepaid and other assets ..................      (377)      (181)        21
    Liabilities relating to unsettled
        MoneyGram transactions ................   (14,723)     5,083      8,100
    Accounts payable and other liabilities ....    (1,177)      (189)     9,953
                                                 --------   --------   --------
Net cash provided by operating activities .....    17,098     21,409     23,291
                                                 --------   --------   --------

Cash flows from investing activities:
Purchase of equipment and signage .............    (7,095)    (4,638)    (2,739)
Costs of acquiring agent contracts ............   (13,137)    (6,474)    (2,404)
                                                 --------   --------   --------
Net Cash used for investing activities ........   (20,232)   (11,112)    (5,143)
                                                 --------   --------   --------
Cash flows from financing activities:
Net transfer from (to) IPS ....................    21,130    (10,297)   (18,148)
                                                 --------   --------   --------
Net cash provided(used) by financing activities    21,130    (10,297)   (18,148)
                                                 --------   --------   --------

Cash and cash equivalents .....................  $ 17,996   $   --     $   --
                                                 ========   ========   ========

No cash was paid for taxes or interest expense in 1996, 1995 and 1994.

                           See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                             Retained
                                                             Earnings/      Total
                                        Common    Capital    (Accumulated   Stockholders'
                                        Stock     Surplus    Deficit)       Equity/(Deficit)
                                        -----     -------    -------        ----------------
Balance December 31, 1993 ............  $   166   $ 39,904    $(40,926)       $   (856)
    Net income .......................     --         --        12,176          12,176
    Return of capital to IPS .........     --      (18,148)       --           (18,148)
                                        -------   --------    --------        --------
Balance December 31, 1994 ............      166     21,756     (28,750)         (6,828)
    Net income .......................     --         --        18,294          18,294
    Return of capital to IPS .........     --      (10,297)       --           (10,297)
                                        -------   --------    --------        --------
Balance December 31, 1995 ............      166     11,459     (10,456)          1,169
    Net income .......................     --         --        14,631          14,631
    Capital contribution from IPS ....     --       21,130        --            21,130
    Deferred tax asset ...............     --       52,500        --            52,500
                                        -------   --------    --------        --------
Balance December 31, 1996 ............  $   166   $ 85,089    $  4,175        $ 89,430
                                        =======   ========    ========        ========

                             See accompanying notes.

                        MONEYGRAM PAYMENT SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. Background and Basis of Presentation

  Background

    MoneyGram Payment Systems, Inc. (the "Company" or "MoneyGram") is a non-bank provider of consumer money wire transfer service. MoneyGram targets its services to individuals without traditional banking relationships.

    The Company was until December 11, 1996 (the date of the MoneyGram IPO, "the IPO Date"), a wholly owned subsidiary of Integrated Payment Systems Inc. ("IPS"), which is a wholly owned subsidiary of First Data Corporation ("First Data").

    Pursuant to a management agreement (the "TRS Management Agreement") among First Data, IPS and American Express Travel Related Services Company, Inc. ("TRS"), a wholly owned subsidiary of American Express, IPS managed the TRS payment instruments business, which included the MoneyGram business ("the Business"), under TRS licenses. For the periods presented in the accompanying financial statements, up to the IPO Date, the Business has been conducted through an extensive network of TRS selling agents. In accordance with the TRS Management Agreement, the contracts with these selling agents were negotiated and managed by IPS but executed in the name of TRS. IPS and First Data agreed to indemnify TRS against any losses, damages and costs with respect to the payment instruments of TRS; therefore, MoneyGram's financial statements have been prepared as if it were the issuer of the payment instruments.

   In October 1995, First Data consummated a merger transaction with First Financial Management Corporation whose subsidiary Western Union Financial Services, Inc. ("Western Union"), provides money transfer services similar to MoneyGram. In January 1996, First Data entered into a consent decree with the Federal Trade Commission ("FTC") regarding MoneyGram and Western Union. Under the terms of the consent decree, First Data was allowed to perform processing services for both MoneyGram and Western Union, but it was permitted to retain the sales and marketing functions of only one of the two businesses. In addition, First Data and the FTC entered into a "hold separate" agreement whereby the Business was to be managed and maintained as a separate, ongoing business, independent of all other First Data businesses and independent of the Western Union business. Among its provisions the "hold separate" agreement required that, prior to consummation of the divestiture, IPS expend not less than $24 million annually on MoneyGram advertising and promotion with no less than $10 million to be expended for any two consecutive quarterly periods. This agreement further required that, during the "hold separate" period, IPS pay the MoneyGram sales force 120% of the standard 1995 sales commission rates. The hold separate arrangement continued until the IPO Date.

    First Data decided to comply with the divestiture requirements of the consent decree through a public stock offering of the Company's common stock by IPS (the "Offering"). In conjunction with the Offering, the Company was formed as a wholly owned subsidiary of IPS in January 1996. In accordance with the Contribution Agreement among the Company, First Data and IPS, certain assets necessary to operate the Business (the "MoneyGram Assets") were transferred, subject to certain liabilities, to the Company in exchange for 16,624,900 shares of the Company's common stock. The accompanying financial statements have been prepared as if this exchange had been consummated prior to January 1, 1994 and the assets and liabilities are reflected therein at their historical cost basis. The MoneyGram Assets included certain proprietary rights and trademarks material to the conduct of the Business; the net economic benefits under certain MoneyGram agent contracts; certain applications software; the leases, leasehold improvements, personal property and third party contracts associated with MoneyGram's Lakewood, Colorado customer service center; and certain personal property and leases related to property, such as computers and signage, provided to MoneyGram agents for their use in providing MoneyGram services. In addition, pursuant to the Contribution Agreement, IPS contributed $12 million in cash to the Company and paid certain liabilities prior to the IPO Date. Such capital contributions are reflected in the Company's 1996 financial statements.

    In conjunction with the Offering, the Company, IPS and affiliates of IPS have also entered into an operations agreement (the "Operations Agreement"), a software license agreement (the "Software License Agreement"), a short-term working capital facility (the "Facility"), with a commitment in an amount equal to $20 million, a service mark letter agreement (the "Service Mark Letter Agreement"), a Service Mark License Agreement, a human resources agreement (the "Human Resources Agreement") and a telecommunications services sharing agreement (the "Telecom Agreement"). The Operations Agreement requires IPS to provide the Company with certain data processing services, including the processing of MoneyGram transactions for a period of two years, certain management services necessary for the Company to comply with state licensing requirements until such time as the Company is fully licensed in all states to offer consumer money transfer services in its own name and certain additional support services. These services are provided to the Company at First Data's good faith estimate of its actual cost of providing such services (including reasonable allocations of overhead expenses). The Software License Agreement provides the Company with a perpetual, assignable, nonexclusive, royalty free, worldwide, irrevocable license to use certain software used in operating the Business. Under the Facility, the Company may borrow from time-to-time, on a revolving, unsecured basis, to fund its working capital requirements. Any borrowings thereunder will bear interest of the prime rate, as announced by Chase Manhattan Bank, N.A., plus 1% per annum. The Company is prohibited by the Facility from paying dividends except to the extent such dividends would not exceed ten percent of the Company's net income arising after September 30, 1996. The Facility will terminate 180 days from the IPO Date. Pursuant to the Service Mark Letter Agreement, the Company and First Data have agreed not to sue one another in respect of certain disputed marks for a period of two years commencing at the IPO Date and, at the option of the Company, it may cause Western Union and IPS to enter into an agreement pursuant to which Western Union would grant the Company a license to use certain of these disputed service marks in certain languages. The Human Resource Agreement provides for the transfer of employees from First Data to the Company and the Telecom Agreement provides the Company access to telecommunications services provided to First Data at First Data's tariff rates.

  Financial Statement Presentation

    The accompanying financial statements have been prepared as if the transaction and agreements described immediately above were consummated and/or entered into prior to January 1, 1994. These financial statements present the financial position, results of operations and cash flows attributable to MoneyGram, which was operated as a product line of IPS, through the IPO Date. The following paragraphs set forth the methodologies and assumptions utilized in preparing the accompanying financial statements.

  Balance Sheets

    The balance sheet caption "Liabilities relating to unsettled MoneyGram transactions" represents the principal value of all unsettled MoneyGram transactions where the recipients have not yet picked up their funds. Since IPS did not maintain specific cash or investment portfolio accounts for its products, the 1995 balance sheet reflects zero balances for cash and cash equivalents. All excess cash was transferred to IPS through a return of capital. Specific fiduciary assets maintained by IPS for MoneyGram and the consequent amounts due from IPS relative to the unsettled MoneyGram transactions liability are included in the accompanying balance sheet under the caption "Assets restricted to settlement of MoneyGram transactions".

  Statements of Operations

    The statements of operations reflect revenues and related commission expenses that are distinct and separately identifiable to MoneyGram as well as an estimate of allocable investment earnings based upon IPS investment returns applied to an estimated average cash position.

    Until the IPO Date, MoneyGram was a part of IPS' retail services product group; accordingly, with the exception of agent commission and advertising expenses, a substantial portion of the expenses in the accompanying statements of operations represents allocations of IPS costs. IPS' accounting systems provide for the capturing of costs on a functional cost center basis. Certain cost centers relate exclusively and others relate substantially to the MoneyGram service, and have been allocated accordingly, to the Company. The expenses, included in the accompanying statements of operations, attributable to these cost centers amounted to $25.4 million, $26.0 million and $13.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. These expenses relate principally to IPS' two customer service centers and other processing costs. The remaining $15.7 million, $12.8 million and $10.0 million of expenses, excluding agent commissions and advertising, represent allocations that are based upon various factors which, in the opinion of management, approximate actual usage. These allocated expenses relate to legal, finance and accounting, treasury, human resources, sales and other support functions. Included in these allocated expenses are allocations of IPS general and administrative expenses, based upon the Company's proportion of IPS' gross revenues. The statements of operations do not include any allocations of First Data general and administrative expenses as such costs are not considered to be variable as a result of the Company's operations. Management of the Company believes that costs have been determined and allocated on a reasonable basis and all costs attributable to conducting the Business have been included in the accompanying statements of operations.

    In the opinion of the Company's management, the Company's expenses, as reflected in the accompanying statements of operations, will not be materially affected as a result of its becoming a stand-alone entity and its execution of the Contribution Agreement, the Operations Agreement and the Facility.

2. Summary of Significant Accounting Policies

  Revenue Recognition

    Fee revenue, net of refunds, represents the transaction fee charged by the selling agent to the consumer and is recognized at the date of sale. Foreign exchange revenue represents the Company's share of amounts attributable to favorable spreads between wholesale foreign currency purchase rates and the retail exchange rate charged to consumers, principally with respect to Mexican pesos. Commissions to agents are either a percentage of the transaction fee charged to the consumer or a fixed dollar amount per transaction and also include amounts attributable to minimum commission guarantees with respect to certain agents. Commissions to agents, including guaranteed commissions, are expensed as incurred.

  Net Earnings Per Share

    Net income per common share is computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the effect of outstanding stock options.

  Cash and Cash Equivalents

    The Company has classified as cash equivalents its investments in the highest grade federal government discount notes and commercial paper each with a maturity of less than thirty days. The investments are stated at cost, which approximates fair value.

  Fixed Assets

    Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets comprise personal computers, equipment, furniture and fixtures, leasehold improvements and agent signage. These assets are depreciated over their estimated useful lives ranging from 3 to 8 years. Depreciation is computed using the straight-line method.

  Advertising and Promotional Expense

    The Company records advertising and promotional expense based on actual expenses incurred.

  Costs of Acquiring Agent Contracts

    Amounts paid to acquire multi-year exclusive contracts with agents are capitalized and amortized on a straight-line basis over the life of the related contract (3 to 5 years).

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

3. Related Party Transactions

    In addition to the relationships set forth and the other information described in Note 1, the Company, has other transactions and relationships with First Data.

    The allocated expenses in the accompanying statements of operations, as described in Note 1, include allocations from First Data and affiliates of $2.3 million, $3.9 million and $2.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The First Data allocations relate principally to the Company's estimated portion of its participation in certain First Data insurance, benefit and incentive plans. In addition, the Company received certain other services, including the estimated portion of charges to the Company for data processing services provided by First Data Technologies, Inc., a wholly owned subsidiary of First Data, of $2.1 million, $2.2 million and $1.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

4. Income Taxes

    The Company has accounted for income taxes under the liability method required by SFAS No. 109, Accounting for Income Taxes. The taxable income of the Company for the periods up to the IPO Date has been included in the taxable income of IPS, which is included in the consolidated U.S. federal income tax return of First Data. Except as described below, the Company's provision for income taxes has been computed as if it were a separate tax-paying entity.

    During the periods presented there was no formal tax-sharing agreement between the Company, IPS and First Data, however, First Data subsidiaries remit current taxes payable to First Data and are entitled to reimbursement from First Data for current tax benefits. The provision for income taxes has been computed as if the Company were a subsidiary of First Data and, therefore, the tax benefits resulting from taxable losses incurred by the Company during and prior to 1994 have been recorded in those years. As a result, the accompanying financial statements do not reflect any benefit for utilization of tax loss carry forwards.

    As a result of the IPO, the tax basis (for federal income tax purposes) of the MoneyGram Assets has increased from the tax basis in the hands of IPS to their fair market value at the IPO Date (determined by reference to the initial public offering price). Such tax treatment will produce a tax benefit to the Company in future years through depreciation or amortization deductions or through decreased gain or (subject to certain limitations) increased loss on the disposition of any MoneyGram asset. Pursuant to the requirements of SFAS No. 109 the Company recorded a deferred tax asset (with a corresponding credit to capital surplus) for the tax effect of the excess of the MoneyGram assets following the Contribution over their net book value. The amount of the deferred tax asset that was recorded at the IPO Date was reduced by a valuation allowance of 12% or $7 million which is based upon management's judgment as to the likelihood of the Company generating sufficient taxable income to realize the assets through future tax deductions under the "more likely than not" criteria prescribed by SFAS No. 109.

    The income tax provision consists of the following (in thousands):

                                                Year ended December 31,
                                            ------------------------------
                                             1996        1995        1994
                                            ------     -------      ------
      Federal.............................  $7,885     $ 9,850      $6,556
      State and local.....................   1,160       1,512         679
                                            ------     -------      ------
      Total...............................  $9,045     $11,362      $7,235
                                            ======     =======      ======

    Deferred income taxes result from the recognition of temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years. The deferred tax provision was immaterial for the years 1995 and 1994.

    As a result of the IPO in December 1996, MoneyGram was no longer included in the consolidated U.S. federal income tax return of First Data. For this short period ending December 31, 1996, MoneyGram filed a separate U.S. federal income tax return in which the Company utilized approximately $250 thousand of its deferred tax asset. The primary component of the Company's deferred tax asset as of December 31, 1996, on a stand alone basis, results from the differences in book and tax basis in the carrying value of certain assets.

    The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is (in thousands):

                                                Year ended December 31,
                                            ------------------------------
                                             1996        1995        1994
                                            ------     -------      ------
      Tax at U.S. statutory rate..........  $8,287     $10,379      $6,794
      Increases in taxes resulting from
         State and local taxes, net of
         federal income tax benefit.......     758         983         441
                                            ------     -------      ------
           Income tax expense.............  $9,045     $11,362      $7,235
                                            ======     =======      ======

5. Retirement Plans and Retiree Medical Benefits

    MoneyGram's employees were covered under First Data's benefit plans through December 31, 1996. First Data sponsored a defined benefit and a defined contribution retirement plan covering full-time employees of First Data and its participating subsidiaries, of which MoneyGram was considered one. Retirement benefits under the defined benefit plan are based primarily upon length of service and compensation. The defined contribution plan allows eligible employees to contribute a percentage of their compensation to the plan and provides for certain employer matching, service-related and other contributions. During 1994, First Data restructured these plans to allow employees to elect to cease accruing benefits under the defined benefit plan in exchange for enhanced employer contributions under the defined contribution plan. Employees hired subsequent to 1994 do not participate in the defined benefit plan. All liabilities associated with these plans are the responsibility of First Data.

    Pursuant to the terms of the Human Resources Agreement among First Data, IPS and the Company, employees transitioning from First Data to the Company have been fully vested in their First Data retirement benefits. On January 1, 1997, the Company adopted and implemented a defined contribution plan that mirrored First Data's plan.

    The Company does not provide to its retirees any form of health care or life insurance benefits, other than those benefits required by law. Any benefits provided will be fully paid for by the retirees without any corporate subsidy.

6. Operating Lease Commitments and Rental Expense

    Certain facilities and operating equipment utilized in the operations of the Business are leased under cancelable and noncancelable agreements. Rental expense amounted to $0.8 million, $0.8 million and $0.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts relate primarily to a portion of the rent expense attributable to IPS' customer service centers. Future minimum lease payments at December 31, 1996 are: $1.0 million for 1997 and 1998, $1.1 million for 1999 and 2000, $1.2 million for 2001 and $.6 million thereafter. Certain leases on office space contain renewal options and escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

7. Commitments and Contingencies

    In certain instances, certain MoneyGram agents have been guaranteed minimum commissions. As of December 31, 1996, the remaining maximum commitment amounts to approximately $65.6 million as follows on a calendar year basis: 1997--$13.2 million; 1998--$14.2 million; 1999--$15.6 million; 2000--$16.7 million;
2001--$3.9 million; and years following--$2.0 million. Historically, MoneyGram's volume growth has been sufficient to mitigate required performance under these guarantees, and net payments under these guarantees amounted to $3.2 million, $1.3 million and $2.0 million during the years ended December 31, 1996, 1995 and 1994, respectively.

    MoneyGram is involved in litigation primarily arising in the normal course of its business. In the opinion of management, MoneyGram's recovery or liability, if any, under any pending litigation would not materially affect the Company's financial condition or operations.

    The Company currently offers its customers a free three minute phone call with most transactions. In addition at December 1996 the Company began selling phone cards through its agents. During 1996, the Company entered into a three year agreement with a telecommunications provider for voice telephone services, guaranteeing $14 million in usage by July 2000. The cost of previously providing free phone calls was $2.9 million and $2.6 million in 1996 and 1995. Based on annual growth in transactions and future phone card sales, management believes that this commitment will be paid through normal operating costs.

8. Fixed Assets

    The details of fixed assets, as shown on the balance sheet, are as follows:

                                                           December 31,
                                                         ----------------
                                                          1996     1995
                                                          ----     ----
            Gross assets:
               Leasehold improvements.................   1,132         -
               Agent signs............................   5,610     3,910
               Computer related equipment.............   9,480     5,486
               All other..............................     816       557
                                                        ------     -----
                                                        17,038     9,953
               Less accumulated depreciation..........   7,911     3,953
                                                        ------     -----
               Total fixed assets ....................   9,127     6,000
                                                        ======     ======

9. Stock Options

    In connection with the IPO, the Board of Directors of the Company adopted, and IPS as the Company's sole stockholder approved, the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") and the Company's 1996 Broad-Based Stock Option Plan. The Company has reserved for issuance under the 1996 Stock Option Plan and the 1996 Broad-Based Stock Option Plan 1,175,000 and 25,000 shares of common stock, respectively. The exercise price of the options granted is $12.00, which is the price at which shares were initially offered to the public. Options are vested at a rate of 25 percent per year over a four year period from the date of grant.

                   Options Authorized     1,200,000
                            Granted      (1,162,575)
                            Cancelled           250
                                         ----------
                            Available        37,675
                                         ==========

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 permits companies to account for stock-based compensation under Accounting Principles Board No. 25 ("APB No. 25") or adopt SAFS No. 123 and reflect the fair value of stock options in the statement of operations as additional expense.

    The Company will follow APB No. 25 and its related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized in the Statements of Operations for the stock options granted during 1996. The disclosure requirements of SFAS No. 123 require companies which do not record the fair value in the statements of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of the stock-based compensation had been recorded.

    The Company utilized a Black-Scholes option pricing model to quantify the pro forma effect on net income and earnings per share of the fair value of the options granted during 1996. Based on the results of the model, the value of the options granted in December 1996 is $308 thousand with the following weighted assumptions: no annual dividends, an expected life of 5 years, expected volatility of 40% and a risk-free interest rate of 6.2%. The Company's 1996 pro forma net income would have been $14.4 million compared to actual net income of $14.6 million and pro forma earnings per common share would have been $.87 compared to $.88.

10. Credit Risk and Certain Relationships

    Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. In the case of MoneyGram, the principal risk is that a selling agent fails to remit the proceeds of a transaction to the Company. The Company mitigates this risk through extensive credit evaluations prior to entering into a contractual relationship and thereafter monitors performance to ensure compliance. The agents are required to deposit daily the principal and fees received the prior day into a trust account, and these funds are drawn down daily by MoneyGram. MoneyGram agents conduct business in thousands of locations. Further, the nature of the agents' principal businesses is diverse and the agent base includes supermarkets, department and convenience stores, travel agents and check cashing establishments.

    Approximately 55%, 64% and 60% of MoneyGram's total revenues (including foreign exchange revenues and allocated investment income) were derived from money transfer transactions from the United States to Mexico during the years ended December 31, 1996, 1995 and 1994, respectively. The Mexican receive agent for substantially all of these transactions is a major Mexican financial institution operating under the terms of a contract expiring in April 2002.

11. Subsequent Events

    On February 12, 1997, MoneyGram and Thomas Cook announced the formation of a joint venture that is 51% owned by MoneyGram. MoneyGram contributed the economic value of certain of its international agents and Thomas Cook contributed use of its sales force. The joint venture will expand the distribution of MoneyGram services on an international basis. This venture will be accounted for as a wholly owned subsidiary, with minority interest.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MoneyGram Payment Systems, Inc.
                                          (Registrant)

                                          By:  /s/  James F. Calvano
                                             ---------------------------------
                                             James F. Calvano
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             March 25, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Name                          Title                      Date

 /s/  James F. Calvano           Chairman of the Board and       March 25, 1997
------------------------------   Chief Executive Officer
      James F. Calvano           (Principal Executive Officer)

 /s/  Robbin L. Ayers            Director and Executive          March 25, 1997
------------------------------    Vice President
      Robbin L. Ayers

 /s/  John M. Fowler             Director, Executive Vice        March 25, 1997
------------------------------   President and Chief Financial
      John M. Fowler             Officer (Principal Financial
                                 and Accounting Officer)

 /s/  Brian J. Fitzpatrick       Director                        March 25, 1997
-------------------------------
      Brian J. Fitzpatrick

 /s/  William D. Guth            Director                        March 25, 1997
-------------------------------
      William D. Guth

 /s/  Sanford Miller             Director                        March 25, 1997
-------------------------------
      Sanford Miller