Form 10-K/A
period 1996-12-31
MONEYGRAM PAYMENT SYSTEMS INC
filed 1997-04-16
CIK 1005730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

                       AMENDMENT TO APPLICATION OR REPORT

                  Filed pursuant to Section 12, 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                           COMMISSION FILE NO. 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                      84-1327808
    (State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation or Organization)                     Identification No.)

       7401 W. Mansfield Ave.
         Lakewood, CO 80235                                303-716-6800
  -------------------------------                    ---------------------------
  (Address of principal executive                     (Registrant's telephone
       offices) (Zip Code)                           number including area code)

The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for fiscal year ended December 31, 1996 to include the pages attached hereto and Exhibit 27 therein.

(List of such items, financial statements, exhibits or other portions amended.)

ITEM 14. (EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K) is hereby amended by the deletion of such Item in its entirety and the inclusion of the text attached hereto in replacement thereof.

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

   23.1  Consent of Independent Auditors

   27.   Financial Data Schedule

(b)(1)   Reports on Form 8-K:

         None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MONEYGRAM PAYMENT SYSTEMS, INC.


                                By: /s/ John M. Fowler
                                    ---------------------------------------
                                    John M. Fowler
                                    Director, Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Date: April 15, 1996