Form 10-Q
period 1997-03-31
MONEYGRAM PAYMENT SYSTEMS INC
filed 1997-05-15
CIK 1005730

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended               March 31, 1997
                                    ------------------------------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ----------

                            Commission file number 1-14350
                                                   -------


                            MONEYGRAM PAYMENT SYSTEMS, INC.
                            -------------------------------
                  (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                              84-1327808
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.



7401 West Mansfield Avenue, Lakewood, Colorado           80235
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code   303-716-6800
                                                          ------------

                                 NOT APPLICABLE
------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                           if Changed since Last Report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 NUMBER OF SHARES OUTSTANDING
        TITLE OF EACH CLASS                            AS OF MAY 2, 1997
        -------------------                      ----------------------------

   Common Stock, $.01 par value                            16,625,000

                                     INDEX
                                     -----



                                                                 PAGE
                                                                NUMBER
                                                                ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheet at March 31, 1997
           and December 31, 1996................................   3

           Statement of Operations for the
           three months ended March 31, 1997 and 1996...........   4

           Statement of Cash Flows for the
           three months ended March 31, 1997 and 1996...........   5

           Notes to Financial Statements........................   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations........   7


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................   9

                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                                   BALANCE SHEET
                    (in thousands, except per share amounts)

                                                             MARCH     DECEMBER
                                                           31, 1997    31, 1996
                                                           --------    --------

            ASSETS

Current Assets:
  Cash and cash equivalents...........................     $23,003     $17,996
  Assets restricted to money transfer settlements.....      23,538      11,287
  Fee revenue receivable..............................       1,280         587
  Receivable from IPS.................................       4,704       3,659
  Prepaid and other current assets....................       1,194         648
                                                           -------     -------
Total current assets..................................      53,719      34,177

Fixed assets at cost, net of depreciation;
  1997- $8,759; 1996--$7,911.........................       10,011       9,127
Deferred tax asset...................................       51,106      52,250
Costs of acquiring agent contracts, net of
  amortization: 1997--$6,018; 1996--$4,903...........       18,628      18,175
                                                           -------     -------
Total Assets.........................................      133,464    $113,729
                                                           --------   --------
                                                           --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Liabilities relating to outstanding money
    transfer.........................................       23,538      11,287
  Accounts payable and accrued liabilities...........       10,648       5,726
  Commissions payable................................        7,688       7,286
                                                           -------     -------
  Total current liabilities..........................       41,874      24,299
                                                           -------    --------
Stockholders' Equity:
  Common stock, $.01 par value, authorized
    100,000,000 shares; issued and outstanding
    16,625,000 shares................................          166         166
  Capital surplus....................................       85,089      85,089
  Retained earnings..................................        6,335       4,175
                                                           -------     -------
       Total stockholders' equity....................       91,590      89,430
                                                           -------     -------
Total liabilities and stockholders' equity...........      133,464    $113,729
                                                           -------    --------
                                                           -------    --------


                              See accompanying notes.

                             MONEYGRAM PAYMENT SYSTEMS, INC.
                                 STATEMENT OF OPERATIONS
                         (in thousands, except per share amounts)


                                                               PERIOD ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             1997        1996
                                                           -------      ------
Revenue:
  Fee and other revenue net of refunds.................    $26,325      $27,567
  Foreign exchange.....................................      6,068        8,044
                                                           -------      -------
          Total revenues...............................     32,393       35,611

Expenses:
  Agent commissions and amortization of agent contract
    acquisition costs..................................     11,007       10,925
  Processing...........................................      6,025        6,411
  Advertising and promotion............................      5,994        8,814
  Selling and service..................................      3,059        2,221
  General and administrative...........................      2,768        1,802
                                                            ------       ------
          Total expenses...............................     28,853       30,173
                                                            ------       ------
Income before income taxes.............................      3,540        5,438
Income tax expense.....................................      1,380        2,083
                                                            ------       ------
Net Income.............................................     $2,160       $3,355
                                                            ------       ------
                                                            ------       ------
Net income per common share............................       $.13         $.20
Weighted average shares and equivalents outstanding....     16,625       16,625
                                                            ------       ------


                           See accompanying notes.

                                MONEYGRAM PAYMENT SYSTEMS, INC.
                                    STATEMENT OF CASH FLOWS
                                        (in thousands)

                                                                                 PERIOD ENDED
                                                                                   MARCH 31,
                                                                             --------------------

                                                                                1997      1996
                                                                             ---------  ---------
Cash flows from operating activities:
Net income.................................................................  $ 2,160    $ 3,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense......................................    1,953      1,375
Changes in operating assets and liabilities
  Assets restricted to money transfer settlements..........................  (12,251)      (271)
  Accounts receivable......................................................     (693)      (270)
  Receivable from IPS......................................................    (1045)
  Prepaid and other assets.................................................     (546)       105
  Utilization of deferred tax asset........................................    1,144       --
  Liabilities relating to outstanding money transfers......................   12,251        271
  Accounts payable and other liabilities...................................    5,324       (939)
                                                                              --------  ---------
Net cash provided by operating activities..................................    8,297      3,626
                                                                             ---------  ---------
Cash flows from investing activities:
Purchase of equipment and signage..........................................     (1,732)    (1,019)
Costs of acquiring agent contracts.........................................     (1,558)    (5,673)
                                                                             ---------  ---------
Net Cash used for investing activities.....................................     (3,290)    (6,692)
                                                                             ---------  ---------
Cash flows from financing activities:
Net transfer from IPS......................................................     --          3,066
                                                                             ---------  ---------
Net cash provided by financing activities..................................     --          3,066
                                                                             ---------  ---------

Change in cash and cash equivalents........................................  $   5,007  $  --
                                                                             ---------  ---------
                                                                             ---------  ---------

                          See accompanying notes.

                           MONEYGRAM PAYMENT SYSTEMS, INC.
                          NOTES TO THE FINANCIAL STATEMENTS

1. MoneyGram Payment Systems, Inc. (the "Company") was, until December 11, 1996, a wholly owned subsidiary of Integrated Payment Systems, Inc, ("IPS"). The 1996 financial statements have been prepared as if the Company were a separate company as of January 1, 1996. The 1996 financial statements present the financial position, results of operations and cash flows attributable to the Company, which was operated as a product line of IPS. Certain prior year amounts have been reclassified to conform to the current year's presentation.

    The financial information should be read in conjunction with the Company's annual financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31,1996. These unaudited financial statements reflect all material and normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results of the interim period are not necessarily indicative of results to be expected for the full year.

2. In February 1997, the Company and Thomas Cook Group, Ltd. ("Thomas Cook") announced the formation of a joint venture that is 51% owned by the Company. This venture began operation in February and is accounted for as a wholly owned subsidiary, with minority interest.

3. Net income per common share amounts are computed using the weighted-average number of common shares. Common share equivalents were not used for the first period of 1997 as their effect would have been dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues The Company's revenues were $32.4 million in the first quarter of 1997 as compared with $35.6 million in 1996. This was the result of a 5% decline in fee revenue and a 25% decline in foreign exchange revenue.

    Fee revenue declined to $26.3 million from $27.6 million in the first quarter of 1996, and foreign exchange revenue declined to $6.1 million from $8.0 million in 1996. These declines were due to a 15% decrease in transactions, to
1.3 million from 1.5 million, and a lower level of foreign exchange fees per transaction. These decreases were partially offset by an 11% increase in the average fee per transaction due to promotions during part of the 1996 quarter.

Expenses The Company's total operating expenses declined to $28.9 million from $30.2 million in the first quarter of 1996 mainly as a result of the decrease in transactions and lower advertising expense.

    Agent commissions increased 1% to $11.0 million in 1997 from $10.9 million in 1996. This increase was due mainly to amortization expense associated with agent signing bonuses and higher guaranteed commissions. These were partially offset by lower commissions due to the decline in fee revenue.

    Processing costs declined 6% to $6.0 million in 1997 from $6.4 million in 1996, due to the lower transaction level.

    Advertising and promotion expense decreased 32% to $6.0 million in 1997 from $8.8 million in 1996. This was due to less advertising, particularly in January 1987.

    Selling and services expense increased by 38% to $3.1 million in 1997 from $2.2 million in 1996. This was due to an increase in the number of marketing, sales and services employees hired to expand and support the Company as a separate entity.

    General and administrative expenses increased 54% to $2.8 million in 1997 from $1.8 million in 1996. This was due to costs associated with being a separate legal entity and higher depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

    Total cash and cash equivalents, which is comprised of short term investments, increased $5.0 million in the first quarter of 1997. In 1996 all positive cash balances were transferred to IPS and all cash requirements were provided in a transfer from IPS.

    Cash flow from operations was $8.3 million in the first quarter of 1997 as compared with $3.6 million in 1996. The 1997 results reflect reduced net income, offset by increased depreciation and amortization, utilization of the deferred tax asset and the culmination of the joint venture with Thomas Cook.

    Cash used for investing activities was $3.3 million in 1997 as compared with $6.7 million in 1996 as a result of unusually high payments in 1996 to agents for assigning their contracts to the Company and extending the terms of those contracts.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------


        (a)   Exhibits
              --------
                 27.     Financial Data Schedule



        (b)   Reports on Form 8-K
              -------------------
              None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MONEYGRAM PAYMENT SYSTEMS, INC.
                                ------------------------------
                                   (REGISTRANT)



Dated: May 15, 1997             BY: /s/ JAMES F. CALVANO
                                    --------------------
                                    James F. Calvano
                                    Chairman of the Board and
                                    Chief Executive Officer



Dated: May 15, 1997             BY: /s/ JOHN M. FOWLER
                                    --------------------
                                    John  M. Fowler
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial
                                    and Accounting Officer)