Form 10-Q
period 1997-06-30
MONEYGRAM PAYMENT SYSTEMS INC
filed 1997-08-13
CIK 1005730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                         Commission file number 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      84-1327808
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

7401 West Mansfield Avenue, Lakewood, Colorado                80235
-----------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

         Registrant's telephone number, including area code 303-716-6800

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed since
                                  Last Report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                   Number of Shares Outstanding
    Title of each class                            As of August 1, 1997
----------------------------                       ----------------------------
Common Stock, $.01 par value                              16,625,000

                                      INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheet at June 30, 1997
         and December 31, 1996................................................3

         Statement of Operations for the three months ended
         June 30, 1997 and 1996...............................................4

         Statement of Operations for the six months ended
         June 30, 1997 and 1996...............................................5

         Statement of Cash Flows for the
         six months ended June 30, 1997 and 1996..............................6

         Notes to Financial Statements........................................7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                          Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                                  BALANCE SHEET
                    (in thousands, except per share amounts)
                                                               June     December
                                                             30, 1997   31, 1996
                                                             --------   --------
ASSETS

Current Assets:
     Cash and cash equivalents ...........................   $ 22,931   $ 17,996
     Assets restricted to money transfer settlements .....     24,700     11,287
     Fee revenue receivable ..............................      3,845        587
     Receivable from IPS .................................      5,527      3,659
     Prepaid and other current assets ....................        760        648
                                                             --------   --------
     Total current assets ................................     57,763     34,177
Fixed assets at cost, net of depreciation;
     1997- $7,440; 1996 - $7,911 .........................     10,330      9,127
Deferred tax asset .......................................     50,006     52,250
Agent contract acquisition costs, net of amortization:
     1997 - $7,213; 1996 - $4,903; .......................     17,852     18,175
Other assets .............................................        607         --
                                                             --------   --------
Total Assets .............................................   $136,558   $113,729
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Liabilities relating to outstanding money
     transfers ...........................................     24,700     11,287
     Accounts payable and accrued liabilities ............      9,333      5,726
     Commissions payable .................................      7,605      7,286
                                                             --------   --------
     Total current liabilities ...........................     41,638     24,299
                                                             --------   --------
Stockholders' Equity:
      Common stock, $.01 par value, authorized
        100,000,000 shares; issued and outstanding
        16,625,000 shares ................................        166        166
      Capital surplus ....................................     85,089     85,089
      Retained earnings ..................................      9,665      4,175
                                                             --------   --------

       Total stockholders' equity ........................     94,920     89,430
                                                             --------   --------
Total Liabilities and Stockholders' Equity ...............   $136,558   $113,729
                                                             ========   ========

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Three Months Ended
                                                                   June 30,
                                                                -------------
                                                              1997         1996
                                                             -------     -------
Revenue:
     Fee and other revenue net of refunds ..............     $29,503     $29,686
     Foreign exchange ..................................       8,125       7,731
                                                             -------     -------
               Total revenues ..........................     37,6283       7,417
                                                             -------     -------

Expenses:
     Agent commissions and amortization of
               agent contract acquisition costs ........      12,354      11,690
     Processing ........................................       6,440       5,873
     Advertising and promotion .........................       7,783       7,949
     Selling and service ...............................       2,723       2,555
     General and administrative ........................       2,789       1,258
                                                             -------     -------
               Total expenses ..........................      32,089      29,325
                                                             -------     -------

Income before income taxes .............................       5,539       8,092
Income tax expense .....................................       2,209       3,094
                                                             -------     -------
Net income .............................................     $ 3,330     $ 4,998
                                                             =======     =======

Net income per common share ............................     $   .20     $   .30

Weighted average shares and
equivalents outstanding ................................      16,625      16,625
                                                             -------     -------

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               Six Months Ended
                                                                   June 30,
                                                                 ------------
                                                               1997        1996
                                                             -------     -------
Revenue:
     Fee and other revenue net of refunds ..............     $55,828     $57,253
     Foreign exchange ..................................      14,193      15,775
                                                             -------     -------
               Total revenues ..........................      70,021      73,028
                                                             -------     -------

Expenses:
     Agent commissions and amortization of
               agent contract acquisition costs ........      23,361      22,615
     Processing ........................................      12,465      12,284
     Advertising and promotion .........................      13,777      16,763
     Selling and service ...............................       5,782       4,776
     General and administrative ........................       5,557       3,060
                                                             -------     -------
               Total expenses ..........................      60,942      59,498
                                                             -------     -------

Income before income taxes .............................       9,079      13,530
Income tax expense .....................................       3,589       5,182
                                                             -------     -------
Net income .............................................     $ 5,490     $ 8,348
                                                             =======     =======

Net income per common share ............................     $   .33     $   .50

Weighted average shares and
equivalents outstanding ................................      16,625      16,625
                                                             -------     -------

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                              Six Months Ended
                                                                 June  30,
                                                           --------------------
                                                             1997         1996
                                                           --------     -------
Cash flows from operating activities:
Net income ............................................    $  5,490     $ 8,348
Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization expense ...............       4,109       2,448
  Changes in operating assets and liabilities:
       Assets restricted to money transfer
       settlements ....................................     (13,413)      3,477
      Accounts receivable .............................      (3,258)       (165)
      Receivable from IPS .............................      (1,868)         --
      Prepaid and other assets ........................        (145)        (24)
      Utilization of deferred tax asset ...............       2,244          --
      Liabilities relating to outstanding money
               transfers ..............................      13,413      (3,477)
      Accounts payable and other liabilities ..........       3,926      (1,941)
                                                           --------     -------
Net cash provided by operating activities .............      10,498       8,666
                                                           --------     -------

Cash flows from investing activities:
Purchase of equipment and signage .....................      (3,568)     (1,781)
Agent contract acquisition costs ......................      (1,995)     (8,003)
                                                           --------     -------
Net cash used for investing activities ................      (5,563)     (9,784)
                                                           --------     -------

Cash flows from financing activities:
Net transfer from IPS .................................          --       1,118
                                                           --------     -------
Net cash provided by financing activities .............          --       1,118
                                                           --------     -------

Change in cash and cash equivalents ...................    $  4,935     $    --
Cash and cash equivalents at beginning of year ........      17,996          --
                                                           --------     -------
Cash and cash equivalents at end of period ............    $ 22,931          --
                                                           ========     =======

                             See accompanying notes.

                         MoneyGram Payment Systems, Inc.
                        Notes to the Financial Statements

1. MoneyGram Payment Systems, Inc. (the "Company") was, until December 11, 1996, a wholly owned subsidiary of Integrated Payment Systems, Inc. ("IPS"). The 1996 financial statements have been prepared as if the Company were a separate company as of January 1, 1996. The 1996 financial statements present the financial position, results of operations and cash flows attributable to the Company, which was separated as a product line of IPS. Certain prior year amounts have been reclassified to conform to the current year's presentation.

      The financial information should be read in conjunction with the Company's financial statements and notes included on its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited financial statements reflect all material and normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results of the interim period are not necessary indicative of results to be expected for the full year.

2. In February 1997, the Company and Thomas Cook Group, Ltd. ("Thomas Cook") announced the formation of a joint venture that is 51% owned by the Company. This venture began operation in February and its results are included in the accompanying financial statements.

3. Net income per common share amounts are computed using the weighted-average number of common shares. Due to the average share price during 1997, common share equivalents were not a factor.

4. On August 4, 1997, the Company announced it had reached a definitive agreement with Mid America Bancorp, to acquire all of the capital stock of Mid-America Money Order Company, for approximately $15 million cash. It is expected that the transaction, which is subject to regulatory approvals, will close in the fourth quarter of this year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

      Revenues The Company's revenues were $37.6 million in the second quarter of 1997 as compared with $37.4 million in 1996. This was the result of a 1% decline in fee revenue offset by a 5% increase in foreign exchange revenue.

      Fee and other revenue declined to $29.5 million from $29.7 million in the second quarter of 1996, with foreign exchange revenue improving to $8.1 million from $7.7 million in 1996. Interest income on investable funds, which is included in Fee and other revenue, increased $.3 million, to $.4 million in 1997, as a result of the Company's independent status.

      Fee revenue declined as a result of promotional pricing in the Mexican and Latin American markets. Overall transactional volumes improved 6% to 1.57 million from 1.48 million, with the growth coming from the US-to-Mexico, Latin America, Caribbean and other international traffic corridors. This increased traffic generated a 5% improvement in foreign exchange.

      Expenses The Company's total operating expenses increased to $32.1 million from $29.3 million in the second quarter of 1996 mainly as a result of the increase in transactions and costs associated with the Company becoming a separate entity.

      Agent commissions increased 6% to $12.4 million in 1997 from $11.7 million in 1996. This increase was due mainly to higher amortization expense associated with agent signing bonuses and higher guaranteed commissions.

      Processing costs increased 10% to $6.4 million in 1997 from $5.9 million in 1996, mainly due to the higher level of transactions.

      Advertising and promotion expense decreased 2% to $7.8 million in 1997 from $7.9 million in 1996.

      Selling and services expense increased by 7% to $2.7 million in 1997 from $2.5 million in 1996. This was due to an increase in the number of marketing, sales and services employees hired to expand and support the Company as a separate entity.

      General and administrative expenses increased to $2.8 million in 1997 from $1.3 million in 1996. This was due to costs associated with being a separate entity and higher depreciation expense.

      Six Months Ended June 30, 1997 Compared with Six Months Ended June 30,
      1996

      Revenues The Revenues for the six months ended June 30, 1997 were $70.0 million as compared with $73.0 million in 1996. This was the result of a 2% decline in fee revenue and a 10% decline in foreign exchange revenue.

      Fee and other revenue declined to $55.8 million from $57.2 million in the six months ended June 30, 1996. Interest income on investable funds increased $.6 million, to $.7 million in 1997, offset by a decline in consumer fees mainly as a result of a 4% decrease in transactions. Overall transactions declined .1 million as a result of lower demand in the first quarter of 1997. The foreign exchange revenue declined to $14.2 million from $15.8 million in 1996 as a result of the lower level of first quarter transactions.

      Expenses The total operating expenses increased 2% to $60.9 million in 1997 from $59.5 million in 1996, driven primarily by higher amortization expense of agent signing bonuses and higher guaranteed commissions.

      Agent Commissions increased 3% to $23.3 in 1997 from $22.6 million in 1996. The increase was due to higher amortization expense associated with agent signing bonuses and higher guaranteed commissions. These increases were partially offset by lower commissions due to the decline in fee revenue.

      Processing costs increased 1% to $12.5 million in 1997 from $12.3 million in 1996. Lower costs associated with reduced transaction volumes were more than offset by increased operating costs associated with rent and software licenses.

      Advertising and promotion expense were three million dollars lower, $13.8 million in 1997 versus $16.8 million in 1996, as a result of lower expenditures in the first quarter of 1997.

      Selling and service expense increased one million dollars, to $5.8 million in 1997 from $4.8 million in 1996, as a result of the development of a separate sales and marketing force.

      General administrative costs increased $2.5 million, to $5.5 million in 1997 from $3.0 million in 1996. This was due to costs associated with the separate company status and higher depreciation expense.

      Liquidity and Capital Resources

      Total Cash and cash equivalents, which are comprised mainly of short term investments, increased $4.9 million in the first half of 1997. In 1996 all positive cash balances were transferred to IPS and all cash requirements were provided in a transfer from IPS, thus all changes in cash and cash equilivants were equal to zero.

      The 1997 cash requirements include $2.3 million for the payment of taxes; in 1996 all taxes were paid to IPS.

      Cash flow from operations was $10.5 million in the first half of 1997 as compared with $8.7 million in 1996. The 1997 results reflect reduced net income, offset by increased depreciation and amortization, utilization of the deferred tax asset and the culmination of the joint venture with Thomas Cook.

      Cash used for investing activities was $5.6 million in 1997 as compared with $9.8 million in 1996 as a result of unusually high payments in 1996 to agents for assigning their contracts to the Company and extending the terms of those contracts.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of the Company held on May 13, 1997, Messrs. John M. Fowler and William D. Guth were elected to serve as directors for terms ending in 2000. In addition to the foregoing, Messrs. James F. Calvano, Robbin L. Ayers, Brian J. Fitzpatrick and Sanford Miller will continue as directors of the Company.

The votes cast for Messrs. Fowler and Guth were as follows: For         Withheld
                                                            ---         --------
               Mr. Fowler                                   13,745,478  256,025
               Mr. Guth                                     13,745,878  255,625

In addition, the Board proposal to approve the appointment of Ernst & Young, LLP as the Company's independent auditors for the 1997 fiscal year was ratified as follows:
               For         Against       Abstain        Broker Non-Vote
               ---         -------       -------        ---------------
            13,996,288      5,175          100                 0

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

 10. Executive Retention Plan, dated May 13, 1997, as amended to date.
 27. Financial Data Schedule

(b) Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MoneyGram Payment Systems, Inc.
                                     -------------------------------
                                            (Registrant)


Dated: August 13, 1997               BY: /s/ James F. Calvano
                                        --------------------------------------
                                             James F. Calvano
                                             Chairman of the Board and
                                             Chief Executive Officer


Dated: August 13, 1997               BY: /s/ John M. Fowler
                                        --------------------------------------
                                             John M. Fowler
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)