Form 10-Q
period 1997-09-30
MONEYGRAM PAYMENT SYSTEMS INC
filed 1997-11-14
CIK 1005730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission file number 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          84-1327808
--------------------------------                      -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

7401 West Mansfield Avenue, Lakewood, Colorado                80235
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

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

                                        Number of Shares Outstanding
    Title of each class                   As of  November 1, 1997
----------------------------            ----------------------------
Common Stock, $.01 par value                    16,625,000

                                    INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    ------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheet at September 30, 1997
            and December 31, 1996....................................   3

            Statement of Operations for the three months ended
            September 30, 1997 and 1996..............................   4

            Statement of Operations for the nine months ended
            September 30, 1997 and 1996..............................   5

            Statement of Cash Flows for the
            Nine months ended September 30, 1997 and 1996............   6

            Notes to Financial Statements............................   7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations............   8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings .......................................   11

Item 6.     Exhibits and Reports on Form 8-K.........................   11

                          Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                                  BALANCE SHEET
                                 (in thousands)

                                                             September  December
                                                              30, 1997  31, 1996
                                                              --------  --------
ASSETS
------
Current Assets:
     Cash and cash equivalents .............................  $ 26,993  $ 17,996
     Assets restricted to money transfer settlements .......    20,690    11,287
     Fee revenue receivable ................................     4,189       587
     Receivable from IPS ...................................     5,191     3,659
     Prepaid and other current assets ......................     1,070       648
                                                              --------  --------
     Total current assets ..................................    58,133    34,177
Fixed assets at cost, net of depreciation;
     1997- $8,221; 1996 - $7,911 ...........................    10,201     9,127
Deferred tax asset .........................................    49,006    52,250
Agent contract acquisition costs, net of amortization:
     1997 - $8,435; 1996 - $4,903; .........................    16,911    18,175
Other assets ...............................................     1,142        --
                                                              --------  --------
Total Assets ...............................................   135,393  $113,729
                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Liabilities relating to outstanding money
     transfers .............................................    20,690    11,287
     Accounts payable and accrued liabilities ..............     8,912     5,726
     Commissions payable ...................................     7,069     7,286
                                                              --------  --------
     Total current liabilities .............................    36,671    24,299
                                                              --------  --------
Stockholders' Equity:
      Common stock, $.01 par value, authorized
        100,000,000 shares; issued and outstanding
        16,625,000 shares ..................................       166       166
      Capital surplus ......................................    85,089    85,089
      Retained earnings ....................................    13,467     4,175
                                                              --------  --------
       Total stockholders' equity ..........................    98,722    89,430
                                                              --------  --------
Total Liabilities and Stockholders' Equity .................  $135,393  $113,729
                                                              ========  ========
                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                             Three Months Ended
                                                               September 30,
                                                               -------------
                                                              1997         1996
                                                            -------      -------
Revenue:
     Fee and other revenue net of refunds ............      $29,775      $26,901
     Foreign exchange ................................        7,392        7,046
                                                            -------      -------
            Total revenues ...........................       37,167       33,947
                                                            -------      -------

Expenses:
     Agent commissions and amortization of
            agent contract acquisition costs .........       12,356       11,250
     Processing ......................................        6,289        5,576
     Advertising and promotion .......................        6,862        5,584
     Selling and service .............................        2,792        2,869
     General and administrative ......................        2,583        1,625
                                                            -------      -------
            Total expenses ...........................       30,882       26,904
                                                            -------      -------

Income before income taxes ...........................        6,285        7,043
                                                            -------      -------
Income tax expense ...................................        2,483        2,676
                                                            -------      -------
Net income ...........................................      $ 3,802      $ 4,367
                                                            =======      =======
Net income per common share ..........................      $   .23      $   .26

Weighted average shares and
equivalents outstanding ..............................       16,832       16,625
                                                            -------      -------

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                             Nine Months Ended
                                                               September 30,
                                                               -------------
                                                             1997         1996
                                                           --------     --------
Revenue:
     Fee and other revenue net of refunds ............     $ 85,603     $ 84,154
     Foreign exchange ................................       21,585       22,821
                                                           --------     --------
            Total revenues ...........................      107,188      106,975
                                                           --------     --------

Expenses:
     Agent commissions and amortization of
            agent contract acquisition costs .........       35,717       33,865
     Processing ......................................       18,754       17,860
     Advertising and promotion .......................       20,639       22,347
     Selling and service .............................        8,574        7,645
     General and administrative ......................        8,140        4,685
                                                           --------     --------
            Total expenses ...........................       91,824       86,402
                                                           --------     --------

Income before income taxes ...........................       15,364       20,573
Income tax expense ...................................        6,072        7,858
                                                           --------     --------
Net income ...........................................     $  9,292     $ 12,715
                                                           --------     --------
Net income per common share ..........................     $    .56     $    .76

Weighted average shares and
equivalents outstanding ..............................       16,717       16,625
                                                           --------     --------

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                            1997         1996
                                                          --------     --------
Cash flows from operating activities:
Net income ...........................................    $  9,292     $ 12,715
Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization expense ..............       6,146        4,537
  Changes in operating assets and liabilities:
       Assets restricted to money transfer
       settlements ...................................      (9,403)         (49)
      Accounts receivable ............................      (3,602)         385
      Receivable from IPS ............................      (1,532)          --
      Prepaid and other assets .......................        (750)        (558)
      Utilization of deferred tax asset ..............       3,244           --
      Liabilities relating to outstanding money
            transfers ................................       9,403           49
      Accounts payable and other liabilities .........       2,969          881
                                                          --------     --------
Net cash provided by operating activities ............      15,767       17,960
                                                          --------     --------

Cash flows from investing activities:
Purchase of equipment and signage ....................      (4,502)      (3,103)
Agent contract acquisition costs .....................      (2,268)      (9,077)
                                                          --------     --------
Net cash used for investing activities ...............      (6,770)     (12,180)
                                                          --------     --------

Cash flows from financing activities:
Net transfer to IPS ..................................          --       (5,780)
                                                          --------     --------
Net cash provided by financing activities ............          --       (5,780)
                                                          --------     --------

Change in cash and cash equivalents ..................    $  8,997          $--
Cash and cash equivalents at beginning of year .......      17,996           --
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $ 26,993           --
                                                          ========     ========

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

      The financial information should be read in conjunction with the Company's financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1996. These unaudited financial statements reflect all material and normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results of the interim period are not necessarily indicative of results to be expected for the full year.

2. In February 1997, the Company and Thomas Cook Group, Ltd. ("Thomas Cook") formed a joint venture that is 51% owned by the Company. This venture began operating in February and its results are included in the accompanying financial statements.

3. Net income per common share amounts are computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the effect of outstanding stock options.

4. On August 4, 1997, the Company announced it had reached a definitive agreement with Mid-America Bancorp to acquire all of the capital stock of Mid-America Money Order Company for approximately $15 million cash. It is expected that the transaction, which is subject to regulatory approvals, will close in the fourth quarter of this year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

      Revenues: The Company's revenues were $37.2 million in the third quarter of 1997 as compared with $33.9 million in 1996. This was the result of an 11% increase in fee revenue and a 5% increase in foreign exchange revenue.

      Fee and other revenue increased to $29.8 million from $26.9 million in the third quarter of 1996, with foreign exchange revenue improving to $7.4 million from $7.0 million in 1996. Interest income on investable funds, which is included in Fee and other revenue, increased $.4 million, to $.5 million in 1997, as a result of the Company's independent status.

      Fee revenue increased as a result of an 11% increase in transactional volumes which grew to 1.55 million from 1.40 million. The growth came from the US-to-Mexico, Latin America, Caribbean and other international traffic corridors. Due to promotional activity in the Mexican and Latin American markets, the average principal transferred was lower which resulted in a slower growth in foreign exchange revenue.

      Expenses: The Company's total operating expenses increased to $30.9 million from $26.9 million in the third quarter of 1996 mainly as a result of the increase in transactions and costs associated with the Company becoming a separate entity.

      Agent commissions increased 10% to $12.4 million in 1997 from $11.2 million in 1996. This increase was due mainly to higher fee revenue and increased amortization expense associated with agent signing bonuses.

      Processing costs increased 13% to $6.3 million in 1997 from $5.6 million in 1996, mainly due to the higher level of transactions.

      Advertising and promotion expense increased 23% to $6.9 million in 1997 from $5.6 million in 1996. The 1996 expenditures were unusually low due to a reduction in domestic advertising.

      Selling and services expense declined to $2.8 million in 1997 from $2.9 million in 1996.

      General and administrative expenses increased to $2.6 million in 1997 from $1.6 million in 1996. This was due to costs associated with being a separate entity and higher depreciation expense.

      Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

      Revenues: Revenues for the nine months ended September 30, 1997 were $107.2 million as compared with $107.0 million in 1996. This was the net result of a 2% increase in fee revenue and a 5% decline in foreign exchange revenue.

      Fee and other revenue improved to $85.6 million from $84.2 million in the nine months ended September 30, 1996. Interest income on investable funds increased $1.0 million, to $1.2 million in 1997. Overall transactions were at the same level as in 1996 as a result of lower demand in the first quarter of 1997. The foreign exchange revenue declined to $21.6 million from $22.8 million in 1996 as a result of the lower level of first quarter transactions.

      Expenses: Total operating expenses increased 6% to $91.8 million in 1997 from $86.4 million in 1996.

      Agent commissions increased 5% to $35.7 million in 1997 from $33.9 million in 1996. The increase was due to higher amortization expense associated with agent signing bonuses and higher commissions associated with the increase in fee revenue.

      Processing costs increased 5% to $18.8 million in 1997 from $17.9 million in 1996 mainly due to increased operating costs associated with rent and software licenses.

      Advertising and promotion expense was $1.7 million lower, $20.6 million in 1997 versus $22.3 million in 1996, as a result of lower expenditures in the first quarter of 1997.

      Selling and service expense increased 12%, to $8.6 million in 1997 from $7.6 million in 1996, as a result of the development of a separate sales and marketing force during the second half of 1996.

      General and administrative costs increased $3.4 million, to $8.1 million in 1997 from $4.7 million in 1996. This was due to costs associated with the separate company status and higher depreciation expense.

      Liquidity and Capital Resources

      Total cash and cash equivalents, which are comprised mainly of short-term investments, increased $9.0 million in the first nine months of 1997. In 1996 all positive cash balances were transferred to IPS and all cash requirements were provided in a transfer from IPS, thus all changes in cash and cash equivalents were equal to zero.

      The 1997 cash requirements include $3.6 million for the payment of taxes; in 1996 all taxes were paid to IPS.

      Cash flow from operations was $15.8 million in the first nine months of 1997 as compared with $18.0 million in 1996. The 1997 results reflect reduced net income, offset by increased depreciation and amortization, utilization of the deferred tax asset and the culmination of the joint venture with Thomas Cook.

      Cash used for investing activities was $6.8 million in 1997 as compared with $12.2 million in 1996 as a result of unusually high payments in 1996 to agents for assigning their contracts to the Company and extending the terms of those contracts.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is a defendant in a proposed class action commenced in the United States District Court for the Central District of California on November 3, 1997 by Lidya Bueno and others. The action includes allegations that the Company breached its contracts with the plaintiffs and has engaged in unfair and fraudulent business practices, false advertising and discrimination, and seeks money damages and injunctive relief. The Company believes that it has meritorious defenses and intends to defend this action vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      27.   Financial Data Schedule

(b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated October 22, 1997 under Item 5 in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

                                          MoneyGram Payment Systems, Inc.
                                          -------------------------------
                                                (Registrant)


Dated: November 13, 1997                  BY: /s/ James F. Calvano
                                             -----------------------------------
                                                  James F. Calvano
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Dated: November 13, 1997                  BY: /s/ John M. Fowler
                                             -----------------------------------
                                                  John M. Fowler
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and Accounting Officer)