Form 10-K
period 1997-12-31
MONEYGRAM PAYMENT SYSTEMS INC
filed 1998-03-31
CIK 1005730

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                            84-1327808
         (State or Other Jurisdiction               (I.R.S. Employer
       of Incorporation or Organization)          Identification No.)

           7401 W. Mansfield Avenue
              Lakewood, Colorado                         80235
   (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (303) 716-6800

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
              Title of Each Class                     Which Registered
    ---------------------------------------        -----------------------
    Common Stock (par value $.01 per share)        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Common shares of the registrant outstanding at March 20, 1998 were 16,513,800. The aggregate market value, as of March 20, 1998, of such common shares held by non-affiliates of the registrant was approximately $219,243,000. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                       Documents Incorporated By Reference

Part III: Portions of the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 5, 1998.

================================================================================

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
Background

Item 1.  Business ...........................................................  2

Item 2.  Properties .........................................................  7

Item 3.  Legal Proceedings ..................................................  7

Item 4.  Submission of Matters to a Vote of Securityholders .................  7

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ............................................................  8

Item 6.  Selected Financial Data ............................................  9

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......... 14

Item 8.  Financial Statements and Supplementary Data ........................ 15

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ............................................... 15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................. 15

Item 11. Executive Compensation ............................................. 15

Item 12. Security Ownership of Certain Beneficial Owners and Management ..... 15

Item 13. Certain Relationships and Related Transactions ..................... 15

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ... 15

BACKGROUND

      MoneyGram Payment Systems, Inc. (the "Company" or "MoneyGram") was incorporated as a subsidiary of Integrated Payment Systems Inc. ("IPS"), a wholly owned subsidiary of First Data Corporation ("First Data"), in January 1996 to acquire certain assets and liabilities of IPS' consumer money transfer service business marketed under the name "MoneyGram" ("the Business").

      On June 12, 1995, First Data entered into a merger agreement with First Financial Management Corporation ("FFM"), the parent company of Western Union Financial Services, Inc. ("Western Union"). In order to obtain the approval of the Federal Trade Commission ("FTC") of its merger with FFM, First Data entered into a "Consent Decree" with the FTC that required First Data to divest the sales and marketing functions associated with the consumer money transfer business of the Company or Western Union.

      Following the signing of the Consent Decree, First Data decided to divest the sales and marketing functions associated with the Business. Pursuant to that decision and a Hold Separate Agreement, which First Data had entered into with the FTC, First Data identified those operations and functions necessary to operate the Business as a stand-alone entity, reconfigured the shared customer service center and commenced the separation of information and services related to the Business within IPS's data center in anticipation of contributing certain assets and liabilities to the Company and consummating a public offering ("IPO") of the Company's Common Shares ("Common Shares"). The IPO occurred on December 11, 1996.

      To effect the transition of the Business to the Company (the "Transition"), First Data and the Company entered into the following agreements:

      1. Contribution Agreement. Pursuant to this Agreement, IPS and/or certain of its affiliates contributed to the Company (a) $12 million for general corporate purposes, (b) certain software, copyrights and trademarks, (c) the economic benefit of the agreements with the Business' agents, (d) the customer service center operations, (e) the leasehold interest in the Lakewood, Colorado premises, and (f) certain other personal property, all related to the Business. In exchange, the Company issued and delivered to IPS 16,624,900 Common Shares.

      2. Operations Agreement. Under this Agreement, IPS or its affiliates performed for the Company data processing services, management services, disaster recovery services for the Company's Lakewood, Colorado customer service center, voice center services and certain corporate support services. The management services included those functions that IPS must perform in order for the Business to be in compliance with applicable licensing and other legal requirements until such time as the Company had obtained the licenses to own and operate a consumer money transfer service in its own name.

      3. Software License Agreement. Pursuant to this Agreement, IPS granted to the Company a perpetual, irrevocable, worldwide, nonexclusive, royalty-free license to use certain application software in the Business or for any other purpose. Certain software used by MoneyGram agents who enter transactions electronically, and application software used to process all MoneyGram transactions, were contributed to the Company pursuant to the Contribution Agreement.

      4. Short-Term Working Capital Facility (the "Facility"). Pursuant to the Facility, which terminated on June 13, 1997, the Company had a revolving line of credit of $20 million provided by First Data.

      5. The Service Mark Letter Agreement. Pursuant to the Service Mark Letter Agreement, the Company, First Data and Western Union have agreed not to sue each other in respect of the service marks "The Better Way to Wire Money", "Wire Money in Minutes", "Money in Minutes" and certain other similar phrases, whether in English or another language, during the two-year period commencing December 11, 1996. The Service Mark Letter Agreement also provides that, at the option of the Company at any time during such two-year period, Western Union, IPS and the Company will execute a License Agreement and the Service Mark Letter Agreement will then terminate.

            If executed, the License Agreement provides that Western Union will grant to the Company a non-exclusive and royalty-free license to use "The Better Way to Wire Money" and "Money in Minutes Worldwide" in English and certain other languages (but not Spanish) in certain countries, always accompanied by the word "MoneyGram", and to use "Wire Money in Minutes" in the United States in English, always accompanied by the word "MoneyGram". The Company would relinquish to Western Union any rights it may have in, and will be prohibited from otherwise using, these marks, as well as other specified marks Western Union uses. Western Union would covenant not to use "The Better Way to Wire Money" in English in certain countries, including the United States.

      6. Human Resources Agreement. This Agreement, among First Data, IPS and the Company, defined the duties, obligations and liabilities of First Data and IPS and the Company with respect to the transition of employees from First Data and IPS to the Company.

      7. Telecommunication Services Sharing Agreement. This Agreement, which expires in December 1998, between First Data and the Company, provides that First Data shall cooperate and use reasonable efforts to facilitate the provision of telecommunication services to the Company under First Data's agreements with its various long-distance telecommunication service providers. This Agreement permits the Company to choose among such long-distance providers and to benefit from First Data's tariff rates. The Company, in exchange, has agreed to use the telecommunication services provided by First Data's telecommunication service providers exclusively for all of the Company's person-to-person telephone calls.

      On March 1, 1998, having received all required money transfer licenses, the Company converted the operation of the Business from IPS' licenses to its own. Consequently, all but certain accounting and processing services provided pursuant to the Operations Agreement have been terminated. Those terminated services are now provided by the Company or third parties. In addition, on March 1, 1998 all money transfer agent agreements were assigned to the Company by IPS.

ITEM 1. BUSINESS.

Overview

      The Company is a leading non-bank provider of consumer money transfer services, with a strong, well-recognized brand name. It offers customers the ability to transfer funds quickly, reliably and conveniently through its approximately 22,000 agent locations in 105 countries worldwide. MoneyGram targets its services to individuals without traditional banking relationships, expatriates who send money to their country of origin, traditional bank customers in need of emergency money transfer services, tourists without local bank accounts and businesses that need rapid and economical money transfer services. The Company also provides an express bill payment service through many of its agent locations in the United States, and recently began to offer money orders through a wholly owned subsidiary. See "New Products".

      The number of agent locations has grown from approximately 18,500 in 1996 to approximately 22,000 in March 1998. In each of 1996 and 1997, the Company processed approximately 5.8 million transactions, and transferred $1.55 billion and $1.57 billion principal amount of funds, respectively.

Customers and Markets

      Consumers sending expatriate remittance funds and individuals without bank accounts are the two largest segments of repetitive money transfer customers. The Federal Reserve Board of Governors estimates that there are approximately 15% of families in the United States that do not have checking accounts. Additionally, industry analysts estimate that there are an increasing number of people who remit funds to their respective countries of origin on a regular basis.

      The Company believes international consumer money transfers will continue to grow primarily due to the combination of increased migration and greater consumer awareness. The Company believes that migration dynamics throughout Latin America, the Caribbean, Europe, Africa and Asia provide attractive growth potential for consumer money transfer services. The Company intends to target advertising and promotional campaigns to raise awareness of MoneyGram services to new groups of consumers.

The MoneyGram Agent Network

      The Company has an extensive global network of agents in the United States, Mexico and in 103 other countries around the world. The Company's agent network includes a variety of types of businesses, including supermarkets, check cashers, convenience stores, travel agencies, bus stations and credit unions.

      A limited number of the Company's top agents generate a significant percentage of the Company's transaction volume and revenues. In 1996 and 1997, respectively, the Company's top 10 selling agents accounted for approximately 43% and 42% of the Company's transaction volume and 42% and 40% of the Company's transaction fee revenues. Three of the top 10 MoneyGram agents in 1997, Banco Nacional de Mexico S.N.C. ("Banamex"), America's Cash Express ("Ace") and the Chicago Currency Exchange, were each involved in transactions representing more than 10% of the Company's total revenues. The agreement with Banamex expires in April 2002 and the agent contract with Ace currently expires in 2001. The Chicago Currency Exchange consists of approximately 85 separate agent contracts with owners of Chicago Currency Exchange locations that expire in 2000 or 2001.

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

      Receiving MoneyGram agents are authorized to pay out the transferred funds to the recipient customer through confirmation of a reference number for the transaction. The entire process generally is completed on a same day or next day basis. The receipt of the transmitted funds is location independent; a recipient customer can receive the funds from any MoneyGram agent within most of the Company's agent network regardless of the sender's location. In most instances, the receive agents are reimbursed for this payment by depositing a pre-signed money transfer check into their bank account. The Company pays selling agents and receiving agents their commissions at the end of each month. Commission payments are based on a percentage of the consumer fee for a send transaction and a flat fee for a receive transaction.

      Currently, the Company provides a free three-minute long distance telephone call with each money transfer transaction within the United States or between the United States and the Americas so that the sender may provide the recipient with notice of the transaction.

MoneyGram Pricing and Fees

      The Company is compensated for its money transfer services through fees paid by the sender and, in certain international transactions, revenues from foreign exchange conversion. Transaction fees are charged to customers according to a graduated schedule based upon the principal amount of the transaction.

ExpressPayment

      MoneyGram(R) ExpressPayment(sm) service, a service which provides consumers with a way to quickly pay third party loans, bills or debt, is one of the fastest growing segments of the money transfer industry. The Company maintains contracts with entities such as credit card companies, lending institutions and collection agencies ("Creditors") which provide customers with credit and require a means by which customers can make overdue payments directly to Creditors. To use ExpressPayment, the Creditor directs the consumer to visit a MoneyGram location and transmit the amount due. The consumer pays the principal amount owed and typically, a $10.50 flat fee to the MoneyGram agent. A MoneyGram money transfer check automatically prints out at the Creditor's office as immediately usable funds, or in some cases, an electronic file transmission is issued to the Creditor.

Sales and Marketing

      The Company advertises its money transfer service primarily through television ads, radio, print and other media including billboards and bus benches. The Company has implemented advertising and promotion strategies, including discounted price promotions, intended to increase its market share and broaden the brand recognition of the MoneyGram service in its target markets.

      The MoneyGram agent network is supported by a nationwide sales and account development team that recruits and trains the Company's agents. This team provides a variety of services to MoneyGram agents including training, automation, assistance with cooperative advertising and provision of signage.

Operations

      The Company's money transfer operations are located at its Lakewood, Colorado facility. The Lakewood facility houses the Company's customer service center which is staffed 24 hours a day, 365 days a year. The Company processes an average of 24,000 voice calls per day and has operators fluent in 13 languages and at least 50% of the MoneyGram customer service representatives are bilingual.

Phone Card

      The Company introduced a phone card product in the fourth quarter of 1996. Customers can purchase a MoneyGram(R) Phone Card in denominations of $5, $10, $20 or $50 and use the card to make calls from any telephone. International calls typically also can be made with a phone card. The Company is well positioned to service the phone card market and believes that the phone card is a natural complement to its existing products.

New Products

      On January 8, 1998 the Company purchased Mid-America Money Order Company ("MAMO"), a nationwide issuer of money orders. The money order product is sold through MAMO's agent locations.

      Consumers can purchase money orders in face amounts of up to $400 per item. Upon payment of a fee, which is set by the agent, and the face amount of the money order, the money order is electronically printed at the agent's location and given to the consumer. MAMO charges the agent a per-item fee based on volume and the agent's schedule for remitting the funds to MAMO.

      MAMO's agent network is supported by product specialists who recruit and train money order agents. MoneyGram's sales and account development team has begun to seek additional outlets for the sale of money orders in MoneyGram's existing agent base and newly signed money transfer agents.

      MAMO's money order operations are located at its Louisville, Kentucky facility. The Louisville facility handles all agent services and presented items either through MAMO's own employees or pursuant to a processing arrangement with Mid-America Data Processing, Inc.

International Transactions

   Mexico

      The Company's primary money transfer receive agent in Mexico is Banamex. The agreement with Banamex allows the Company to process or pay United States-to-Mexico MoneyGram money transfers only through Banamex as its receiving agent, except for the limited circumstances in which the Company had a relationship with a MoneyGram agent in Mexico prior to September 1, 1994 or in specific regions of Mexico where Banamex does not have a branch location. The agreement with Banamex is effective through April 17, 2002 and provides for an automatic five year renewal unless either party notifies the other of its intent to cancel 90 days prior to the end of the term. Currently, Banamex processes or pays money transfers in Mexico only on behalf of the Business. Western Union has agreed with the Company that prior to the earlier of the termination of the Banamex Agreement or April 17, 2002, Western Union shall not use Banamex to process, directly or indirectly, United States to Mexico consumer money transfer service transactions on behalf of Western Union.

   The Americas

      Management views the international markets other than Mexico as its next area of potential transaction growth. Focusing on particular corridors, the Company is currently seeking to expand its global presence. Send transaction volume to the Caribbean and Latin America has increased, and the advent of send as well as receive capabilities by MoneyGram agents in the region is broadening the Company's customer base and fostering growth in this market. The Company's agent network in Latin America is increasing, with new MoneyGram agents in Columbia, Ecuador, Guyana and Venezuela.

   Europe, Asia and Africa

      In February 1997, the Company and Thomas Cook Group Ltd. entered into a joint venture to market and develop the MoneyGram money transfer service in Europe, Asia, the Middle East and Africa. The Company and Thomas Cook control 51% and 49%, respectively, of the UK based joint venture company, MoneyGram International Limited ("MIL"). In accordance with the joint venture agreement, MIL is given responsibility in phases for specific countries covered by the joint venture. As countries are put under MIL's control, certain revenue generated in these countries is contributed to MIL. Effective March 1, 1998, the Company and Thomas Cook agreed to amend the joint venture agreement to accelerate the phase-in of specific countries.

   In Europe, the Company has recently added MoneyGram agents in Greece, the United Kingdom, Ireland, Sweden, Italy, Denmark and Finland.

Competition

      The consumer money transfer and money order industries are highly competitive. The principal methods of competition are advertising, price and number and quality of agents and agent locations. The Company faces competition from other consumer money transfer service providers as well as from other payment products that offer consumers the ability to transfer funds to others. Non-bank consumer money transfer services are provided primarily by two global companies, MoneyGram and Western Union. MAMO's primary competitors are IPS, Travelers Express and the United States Post Office.

      Recently, competition has increased in the money transfer industry through the entry of new competitors or expanded services offered by existing competitors, particularly in the U.S. to Mexico market. Orlandi Valuta, previously a competitor primarily in the Los Angeles to Mexico corridor, has expanded its U.S. presence to other locations and is now owned by Western Union. The Company faces additional competition from the U.S. Postal Service which is offering a money transfer product to Mexico from California, Texas and Chicago. Niche competitors who serve specific migratory corridors also compete with the Company, including several Mexican banks that have begun to offer consumer money wire transfer services from the United States to Mexico. Niche competitors are able to focus on particular geographic corridors and avoid the expenses associated with maintaining nationwide and worldwide agent networks.

      The Company and MAMO also face competition from bank and non-bank providers of other types of payment products and services, including money orders, automated teller machines and similar retail electronic networks that could allow consumers to transfer funds to others.

Proprietary Rights and Trademarks

      The Company uses certain service marks in the Business, including "MoneyGram," "The Better Way to Wire Money," "Wire Money in Minutes", "Money in Minutes Worldwide" and "Money Well Sent - Worldwide". Many of these marks have been refused initial registration by the U.S. Patent and Trademark Office or are concurrently being used by Western Union, the Company's principal competitor.

       "MoneyGram" is registered in certain countries, including the United States, and applications are pending to register the mark in substantially all other countries in which the Company is conducting, or intends imminently to conduct, business. In certain other countries, the trademark examiners initially have refused to register "MoneyGram" on the grounds that it is merely descriptive of the service. The Company intends to defend vigorously the registrability of "MoneyGram." However, no assurance can be given that "MoneyGram" will be registered in any country where applications are pending.

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

Regulation and Licensing

   State Regulation

      Forty-three states, the District of Columbia and Puerto Rico currently have sale of checks or money transmission laws which require that firms which engage in the business of transmitting funds by wire and/or issuing checks and other payment instruments, including money orders, obtain a license prior to engaging in such businesses. Most U.S. jurisdictions also require the posting of a bond to protect the public from insolvency or default by the issuer. Some U.S. jurisdictions also require licensees to maintain highly-rated, liquid investments in an amount equal to the amount of their outstanding payment obligations and many require the issuer to maintain a minimum net worth and impose various reporting requirements.

      The Company is licensed in all states which require a license and in the District of Columbia and Puerto Rico. MAMO is also licensed in all such states and the District of Columbia.

   Federal Regulation

      The Company, MAMO and their agents are subject to the Bank Secrecy Act ("BSA") and the Money Laundering Control Act ("MLCA"), which were adopted to combat "money laundering". The BSA requires money transmitters and issuers of money orders to maintain certain records, and verify the identity of customers and file reports at certain transaction amounts. The MLCA criminalizes certain transactions, including the transfer of funds and the purchase of money orders using funds that were derived from certain specified unlawful activities.

   Non-U.S. Regulation

      Some foreign countries have licensing requirements and other regulations applicable to the Business. Such regulations may include both international anti-money laundering initiatives and local regulation of money transmission.

      Although the business of consumer money transfer is not separately licensed as in the U.S., in some jurisdictions the local agent or the transmitter must hold a banking or foreign exchange license. In these instances, the Company generally requires proof of the appropriate permit from the local agent prior to its offering the MoneyGram service.

Employees

      The Company and its subsidiaries have approximately 720 employees, including approximately 120 in sales and marketing, approximately 360 in customer service center operations, and approximately 240 in operational, general and administrative functions. None of the Company's or its subsidiaries' employees are represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

      The Company leases executive office and customer service center space at 7401 West Mansfield Avenue in Lakewood, Colorado and executive office space at Park 80 West in Saddle Brook, New Jersey. The former is pursuant to a lease that expires in April 2002 and the latter is pursuant to a lease that expires in April 2003. MAMO subleases office space in Louisville, Kentucky pursuant to a sublease that expires in January 2002.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      No matters were submitted to a vote of the Company's securityholders during the quarter ended December 31, 1997.

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

1996                                                          High      Low

      Fourth Quarter (December 11 through December 31) ..  $  14.50   $  13.25

1997

      First Quarter .....................................  $  14.50   $   6.875
      Second Quarter.....................................  $  15.75   $   8.375
      Third Quarter......................................  $  18.625  $  14.50
      Fourth Quarter.....................................  $  17.875  $   8.50

1998

      First Quarter (through March 20, 1998).............  $  13.625  $  10.375

At March 20, 1998, there were 138 holders of record of the Common Shares.

No dividends were paid on the Common Shares in 1997 or 1998.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED FINANCIAL AND OPERATING DATA
                                   (UNAUDITED)

      The following table sets forth selected financial data for the Company, for years prior to 1997, presented on a carve-out basis for the Transition and are derived from historical financial data of IPS. The financial data include allocations of operating and general and administrative expenses to the Company from IPS. Such allocations do not necessarily reflect the expenses that were or will be incurred by the Company operating as a stand-alone entity. Management of the Company believes that costs have been determined and allocated on a reasonable basis and all costs attributable to conducting the Business have been included in the Company's financial statements. In the opinion of management, such expenses were not materially affected by the Company operating as a stand-alone entity. See Note 1 of Notes to Financial Statements. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis" and the financial statements appearing elsewhere in this document. The financial and operating information for the years ended December 31, 1993 and 1994 are derived from unaudited financial statements not included in this document.

                                                               Year Ended December 31,
                                                ------------------------------------------------------
                                                1997       1996          1995          1994       1993
                                                ----       ----          ----          ----       ----
                                                         (in thousands, except per share data)
Statement of Operations Data:
   Revenues:
      Fee and other .......................   $113,637   $108,578      $ 94,242      $ 71,015   $ 48,815
      Foreign exchange ....................     27,274     29,141        42,826        20,373      3,070
                                              --------   --------      --------      --------   --------
        Total revenues ....................    140,911    137,719       137,068        91,388     51,885
   Expenses:
      Agent commissions and amortization
        of agent contract acquisition costs     52,851     44,255        34,801(1)     28,742     22,112
      Processing costs ....................     26,702     23,930        24,542        15,334     12,361

      Advertising and promotion ...........     28,091     29,113        33,822        19,523     13,708

      Selling, service and general and
        administrative ....................     25,457     16,745(2)     14,247(2)      8,378      6,900
                                              --------   --------      --------      --------   --------
        Total expenses ....................    133,101    114,043       107,412        71,977     55,081

   Income (loss) before income taxes ......      7,810     23,676        29,656        19,411     (3,196)

   Net income (loss) ......................   $ 11,680   $ 14,631      $ 18,294      $ 12,176   $ (2,077)

   Basic net income (loss) per
        common  share (3) .................   $    .70   $    .88      $   1.10      $    .73   $   (.12)

   Diluted net income (loss) per
        common  share .....................   $    .70   $    .88      $   1.10      $    .73   $   (.12)

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

                      Selected Financial and Operating Data

                                   (unaudited)

                                                                   Year Ended December 31,
                                                      -------------------------------------------------
                                                      1997       1996       1995       1994        1993
                                                      ----       ----       ----       ----        ----
                                                                        (in thousands)
Balance Sheet Data (at end of period):
   Assets restricted to settlement of
      MoneyGram transactions ....................   $ 14,040   $ 11,287   $ 26,010   $ 20,927    $ 12,827

      Fixed assets at cost, net of depreciation .     10,540      9,127      6,000      3,084       1,275

   Costs of acquiring agent contracts,
      net of amortization .......................     15,943     18,175      7,979      3,401       1,956

   Total assets .................................    136,718    113,729     41,618     28,583      16,502

   Total liabilities ............................     35,556     24,299     40,449     35,411      17,358

   Stockholders' equity (deficit) ...............    101,162     89,430      1,169     (6,828)       (856)

Operating Data:
   Number of MoneyGram agent
      locations (at end of period) ..............       22.0       18.5       17.2       16.0        14.1

   Number of transactions .......................      5,867      5,781      5,393      3,285       2,040

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

                                                                             Quarter Ended
                                  -----------------------------------------------------------------------------------------------
                                                    1997                                               1996
                                  -----------------------------------------    --------------------------------------------------
                                  March 31   June 30    Sept. 30   Dec. 31     March 31      June 30       Sept. 30      Dec. 31
                                  --------   --------   --------   --------    --------      --------      --------      --------
                                                              (in thousands, except per share data)
Revenues:
   Fee and other ..............   $ 26,325   $ 29,503   $ 29,775   $ 28,034    $ 27,567      $ 29,686      $ 26,901      $ 24,424
   Foreign exchange ...........      6.068      8,125      7,392      5,689       8,044         7,731         7,046         6,320
                                  --------   --------   --------   --------    --------      --------      --------      --------
       Total revenues .........     32,393     37,628     37,167     33,723      35,611        37,417        33,947        30,744

Expenses:
   Agent commissions and
      amortization of agent
      contract acquisition
      costs ...................     11,007     12,354     12,356     17,134      10,925        11,690        11,250        10,390
   Processing .................      6,025      6,440      6,289      7,948       6,411         5,873         5,576         6,070
   Advertising and
      promotion ...............      5,994      7,783      6,862      7,452       8,814         7,949         5,584         6,766
   Selling and service ........      3,059      2,723      2,792      2,439       2,221(1)      2,555(1)      2,869(1)      2,937
   General and
      administrative ..........      2,768      2,789      2,583      6,304       1,802         1,258         1,625         1,478
                                  --------   --------   --------   --------    --------      --------      --------      --------

       Total expenses .........     28,853     32,089     30,882     41,277      30,173        29,325        26,904        27,641
                                  --------   --------   --------   --------    --------      --------      --------      --------

   Income(loss) before income
      taxes ...................      3,540      5,539      6,285     (7,554)      5,438         8,092         7,043         3,103
   Income tax expense/(benefit)      1,380      2,209      2,483     (9,942)      2,083         3,099         2,676         1,187
                                  --------   --------   --------   --------    --------      --------      --------      --------

Net income ....................   $  2,160   $  3,330   $  3,802   $  2,388    $  3,355      $  4,993      $  4,367      $  1,916
                                  ========   ========   ========   ========    ========      ========      ========      ========

Basic net income per common
    share (2) .................   $    .13   $    .20   $    .23   $    .14    $    .20      $    .30      $    .26      $    .12

Number of transactions ........      1,282      1,572      1,550      1,463       1,505         1,481         1,400         1,395

----------
(1) Includes costs and expenses related to obtaining consents from MoneyGram agents to permit the assignment of their agent contracts to the Company of $300,000 in the first quarter of 1996, $150,000 in the second quarter of 1996 and $50,000 in the third quarter of 1996.
(2) Gives effect to the Company's issuance to IPS of 16,624,900 common shares prior to the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

   Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

      Revenues. The Company's revenues were $140.9 million in 1997 as compared with $137.7 million in 1996. This was the net result of a 5% increase in fee revenues, partially offset by a 6% decline in foreign exchange revenues.

      Fee revenues increased to $113.6 million from $108.6 million in 1996. Transactions were 5.87 million in 1997, up 1% from the 1996 level of 5.78 million. The first quarter of 1997 reflected a 15% decline in transactions from the 1996 level; excluding the first quarter, transactions were 7% higher than 1996. The average overall fee per transaction increased 2%. The fee per transaction for money transfers going to Mexico declined 9% as a result of a price promotion that extended over ten months of 1997, versus a six-month promotion in 1996. The fee revenue includes interest income of $1.7 million in 1997 as compared with $.4 million in 1996.

      Foreign exchange revenues, most of which arise from U.S. to Mexico transactions, declined to $27.3 million in 1997 from $29.1 million in 1996. This was due mainly to a lower level of principal per transaction, a reduction in the percent of spread and a decline in Mexican transactions.

      Expenses. Agent commissions were $52.9 million in 1997 versus $44.3 million in 1996. This increase was due to higher levels of fee revenues, the full year amortization of certain signing bonuses which were entered into during 1996 and loss reserves established for specific contracts with guaranteed minimum commission payments. The loss reserves were for contracts entered into prior to 1996 and which extend through the year 2000.

      Processing expenses of $26.7 million in 1997 included $1.3 million of reserves primarily for additional bad debts and the migration off the First Data systems. Excluding the reserves, processing expenses were $25.4 in 1997, up 6% from $23.9 million in 1996. This increase was mainly the result of a change in the mix of transactions, with a trend towards a higher percentage of international transactions, and higher operating costs associated with rent and software licenses.

      Advertising and promotion expense declined 4% to $28.1 million in 1997 from $29.1 million in 1996 primarily due to reduced costs associated with the free phone call which is offered to MoneyGram customers with each transaction.

      Selling and service expense increased 4% to $11.0 million from $10.6 million in 1996 as a result of the development of a separate stand-alone sales and marketing force beginning in the second half of 1996.

      General and administrative expenses of $14.4 million included $3.4 million of costs associated with modifications to the corporate structure, including operating under MoneyGram's own licenses, a severance reserve and certain asset write-offs. Excluding these costs, general and administrative expenses were $11.0 million as compared with $6.2 million in 1996. The increase in this expense category is due to expenses associated with the public company status and higher depreciation expense.

      The Company recorded a benefit for income taxes of $3.9 million compared with an income tax provision of $9.0 million in 1996. Included in the benefit is a $6.9 million reversal of the valuation allowance associated with the Company's deferred tax asset which was established at the time MoneyGram was divested by First Data. Based on management's current judgement, it is more likely than not that the Company will be able to fully utilize the entire value of the deferred tax asset.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

      Revenues. The Company's revenues were $137.7 million in 1996 as compared with $137.1 million in 1995. This was the result of a 15% increase in fee revenues, partially offset by a decline in foreign exchange revenues.

      Fee revenues increased to $108.6 million from $94.2 million in 1995. This revenue growth was due to a 7% increase in transactions, to approximately 5.78 million transactions in 1996 from approximately 5.4 million transactions in 1995 and an 8% increase in the average fee per transaction that was attributable to a lower level of price promotion during 1996. These growth factors were partially offset by a lower average principal amount per transaction.

      Foreign exchange revenues decreased 32% to $29.1 million in 1996 compared with $42.8 million for 1995. The foreign exchange revenue during 1995 was unusually high primarily due to the volatility of the Mexican peso during this period. The Mexican government has taken steps to stabilize the economy and alleviate the political unrest and as a result, the peso was less volatile in late 1995 and during 1996. In addition, the average principal per transaction declined, resulting in less foreign exchange revenue.

      Expenses. Agent commissions increased 27% to $44.3 million in 1996 from $34.8 million in 1995. This increase was mainly due to the higher level of fee revenue (15%) and agent rebates associated with the 1995 price promotions.

      Although transaction volume increased, total processing expenses decreased 2% to $23.9 million in 1996 from $24.5 million in 1995, primarily due to operational efficiencies and reduced telecommunications expense.

      Advertising and promotion expenses decreased 14% to $29.1 million in 1996 from $33.8 million in 1995. This was due to a decrease from the unusually high advertising and discretional promotional expenses incurred in 1995.

      Selling and service expenses increased 41% to $10.6 million in 1996 from $7.5 million in 1995. This was attributable to an increase in the number of sales and service employees hired to expand and support the agent network as a separate entity. During the first nine months of 1996, the Company incurred approximately $500,000 in salaries, commissions and out-of-pocket expenses related to obtaining consents from agents to permit the assignment of their contracts to the Company upon its attaining licenses as a separate entity.

      General and administrative expenses decreased 8% to $6.2 million in 1996 from $6.7 million in 1995 as a result of certain costs being attributable directly to the IPO.

Capital Resources and Liquidity

        Total assets increased $23 million, to $136.7 million in 1997 from $113.7 million in 1996. This increase primarily consists of a $10.8 million increase in cash and marketable securities, a $5.8 million increase in the deferred tax asset and a $2.8 million increase in restricted assets.

      Total cash and cash equivalents was $20.5 million at December 1997 and $18.0 million at December 1996. In prior years all available cash was transferred to Integrated Payment Systems, Inc., as a return of capital. In 1997 the Company began investing in securities with maturities in excess of three months to achieve a more favorable rate of return. At December 1997, $8.3 million was classified as Investments available for sale.

      Cash flow from operations was $19.5 million in 1997 as compared with $17.1 million in 1996 and $21.4 million in 1995. The improvement in 1997 was partially due to the utilization of the deferred tax asset to reduce tax payments.

      Cash used for investing activities was $17.0 million in 1997 as compared with $20.2 million in 1996 and $11.1 million in 1995. During 1996, $13.1 million was paid to existing agents for extending the terms of their contracts by an average of five years. In 1997, $8.2 million of Investments available for sale were purchased and separately classified on the balance sheet.

      In 1996, IPS contributed $12 million as per the Contribution Agreement, as defined in Note 1 to the financial statements, and assumed certain obligations of the Company, both of which generated positive cash flows of $21.1 million.

      The Company has relied primarily on cash flows from operating activities to support its capital investment program. Management expects that future recurring capital needs will be largely met by funds generated from operating activities. The Company signed a $20 million credit line in October 1997; to date there have been no draw-downs on this credit line.

Impact of Year 2000

      The year 2000 issue is the result of computer programs being written using two (2) digits rather than four (4) to define the applicable year. Any of the Company's computer programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including among other things, a temporary inability to process transactions, which could have a material impact on the operations of the Company.

      Based upon recent assessments, the Company has determined that it will be required to modify or replace significant portions of its existing computer systems not only to meet the year 2000 issue, but to insure that it has technology to meet the changing needs of the market place. The Company will utilize both internal and external resources to replace its existing systems mainly through software packages currently available, including customized modifications, in addition to some modifications to existing software. The new packages will be year 2000 compatible; any modification to existing software will require special programming to make them year 2000 compatible.

      The Company has initiated communications with all its significant technology service providers and large agents to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to address their own year 2000 issues. The Company's year 2000 project cost and estimates to complete include the estimated costs and time associated with the required implementations, based upon available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted and would not have an adverse effect on the Company's systems.

      The Company anticipates completing the modernization of its systems within eighteen (18) months, but not later than October 1999, which is prior to any anticipated impact on its operating systems. The cost of the new systems, including all reprogramming, is estimated at $5-8 million over the period.

      The cost of the project and the date on which the Company believes it will complete the year 2000 implementation are based on management's best estimates which were derived utilizing numerous assumptions of future events, including the substantial reliance upon third parties. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include but are not limited to, the availability of trained personnel, the ability to locate and correct all relevant computer code, for those portions of the system not being replaced, and similar uncertainties.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See the Financial Statements, together with the report thereon of Ernst & Young LLP, dated March 12, 1998, on pages 18 through 30 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      See the Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)         Index to Financial Statements:

                The Financial Statements and the notes thereto, together with the report thereon of Ernst & Young LLP, dated March 12, 1998, appear on pages 18 through 30 of this Report. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown on the Financial Statements or notes thereto.

(a) (2)         Financial Statement Schedules:

                None

(a) (3)         Exhibits:

                The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference.

      2.1 Contribution Agreement, dated as of December 10, 1996, among the Company, IPS and First Data (incorporated herein by reference to Exhibit 2.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the "1997 10-K").

      2.2 Stock Purchase Agreement dated August 4, 1997 between Mid-America Bancorp and the Company (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated January 8, 1998).

      3.1 Certificate of Incorporation of the Company, as amended to date (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-228).

      3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 333-228).

      10.1 Operations Agreement, dated as of December 10, 1996, among the Company, IPS and First Data Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 of the 1997 10-K).

      10.2 Software License Agreement, dated as of December 10, 1996, between the Company and IPS (incorporated herein by reference to Exhibit 10.2 of the 1997 10-K).

      10.3 Service Mark Letter Agreement, dated as of December 10, 1996, among Western Union, First Data and the Company which includes the Service Mark License Agreement among such parties as an exhibit thereto (incorporated herein by reference to Exhibit
                10.3 of the 1997 10-K).

      10.4 Human Resources Agreement, dated as of December 10, 1996, among the Company, IPS and First Data (incorporated herein by reference to Exhibit 10.4 of the 1997 10-K).

      10.5 Telecommunications Services Sharing Agreement, dated as of December 10, 1996, between the Company and First Data (incorporated herein by reference to Exhibit 10.5 of the 1997 10-K).

      10.6 Agreement among American Express Travel Related Services Company, Inc., Banamex and California Commerce Bank, as amended (subject to a request for confidential treatment pursuant to Rule 406 of the Securities Act) (incorporated by reference to
                Exhibit 10.7 to the Company's Registration Statement No.
                333-228).

      10.7 1996 Stock Option Plan of the Company (incorporated herein by reference to Exhibit 10.7 of the 1997 10- K).

      10.8 1996 Broad-Based Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the 1997 10-K).

      10.9 Lease Agreement between the Company and the Mutual Life Insurance Company of New York in respect of certain facilities located in Lakewood, Colorado (incorporated by reference to Exhibit 10.10 the Company's Registration Statement No. 333-228).

      10.10 Letter Agreement between the Company and Western Union regarding Banamex (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 333-228).

      10.11 Executive Retention Plan, dated May 15, 1997, as amended to date (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10Q for the quarter ended June 30,
                1997).

      10.12 Service Agreement, dated November 25, 1997, as amended, between the Company and Advantis Corporation (portions of which are subject to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act).

      23.1      Consent of Independent Auditors.

(b)(1)          Reports on Form 8-K:

                The Company filed the following reports on Form 8-K for the quarter ended December 31, 1997:

                Date                                Item
                ----                                ----
                October 22, 1997                      5
                December 3, 1997                      5
                December 24, 1997                     5

      27.       Financial Data Schedule.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of
MoneyGram Payment Systems, Inc.

      We have audited the accompanying balance sheets of MoneyGram Payment Systems, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyGram Payment Systems, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 ERNST & YOUNG LLP

New York, New York
March 12, 1998

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                                  BALANCE SHEET
                                 (in thousands)

                                                                                         December 31,
                                                                                       ---------------
                                      ASSETS                                           1997       1996
                        ------------------------------------                           ----       ----
Current Assets:
           Cash and cash equivalents .............................................   $ 20,540   $ 17,996
           Investments available for sale ........................................      8,300         --
           Assets restricted to settlement of MoneyGram transactions .............     14,040     11,287
           Fee revenue receivable ................................................      2,567        587
           Receivable from IPS ...................................................      3,105      3,659
           Prepaid and other current assets ......................................        638        648
                                                                                     --------   --------
           Total current assets ..................................................     49,190     34,177

Fixed assets at cost, net of depreciation: 1997 - $8,472;  1996 - $7,911 .........     10,540      9,127
Deferred tax asset (Note 3) ......................................................     58,090     52,250
Other assets .....................................................................      2,955         --

Costs of acquiring agent contracts, net of amortization:
           1997 - $9,704; 1996 - $4,903 ..........................................     15,943     18,175
                                                                                     --------   --------
Total assets .....................................................................   $136,718   $113,729
                                                                                     ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
           Liabilities relating to unsettled MoneyGram transactions ..............   $ 14,040   $ 11,287
           Accounts payable and accrued liabilities ..............................     12,324      5,726
           Commissions payable ...................................................      6,523      7,286
                                                                                     --------   --------
           Total current liabilities .............................................     32,887     24,299

Other obligations ................................................................      2,669         --

Stockholders' Equity:
           Common stock, $.01 par value, authorized 100,000,000 shares; issued and
             outstanding 16,625,000 shares .......................................        166        166
           Capital surplus .......................................................     85,089     85,089
           Valuation allowance ...................................................         52         --
           Retained earnings .....................................................     15,855      4,175
                                                                                     --------   --------

           Total stockholders' equity ............................................    101,162     89,430
                                                                                     --------   --------
Total liabilities and stockholders' equity .......................................   $136,718   $113,729
                                                                                     ========   ========

                             See accompanying notes

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                             STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Year Ended December 31,
                                                        -----------------------------
                                                        1997         1996        1995
                                                        ----         ----        ----
Revenues:
      Fee revenue, net of refunds .................   $ 113,637    $ 108,578   $  94,242
      Foreign exchange ............................      27,274       29,141      42,826
                                                      ---------    ---------   ---------
            Total revenues ........................     140,911      137,719     137,068
                                                      ---------    ---------   ---------

Expenses:
      Agent commissions and amortization of
      agent contract acquisition costs ............      52,851       44,255      34,801
      Processing ..................................      26,702       23,930      24,542
      Advertising and promotion ...................      28,091       29,113      33,822
      Selling and service .........................      11,013       10,582       7,525
      General and administrative ..................      14,444        6,163       6,722
                                                      ---------    ---------   ---------
            Total expenses ........................     133,101      114,043     107,412
                                                      ---------    ---------   ---------

Income before income taxes ........................       7,810       23,676      29,656

Income tax  expense/(benefit) (Note 3) ............      (3,870)       9,045      11,362
                                                      ---------    ---------   ---------

Net income ........................................   $  11,680    $  14,631   $  18,294
                                                      =========    =========   =========

Basic net income per common share .................   $     .70    $     .88   $    1.10
Diluted net income per common share ...............   $     .70    $     .88   $    1.10

Weighted average shares and equivalents outstanding      16,701       16,630      16,625

                             See accompanying notes

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                1997        1996        1995
                                                                ----        ----        ----
Cash flows from operating activities:
Net income ................................................   $ 11,680    $ 14,631    $ 18,294
Adjustments to reconcile net income to net cash provided by
      operating activities:
Depreciation and amortization expense .....................      8,323       6,910       3,762
Deferred tax asset ........................................     (5,840)         --          --
Other noncash charges .....................................        330         192         (22)
Changes in operating assets and liabilities:
      Assets restricted  to settlement of
               MoneyGram transactions .....................     (2,753)     14,723      (5,083)
      Accounts receivable .................................     (1,980)        578        (255)
      Receivable from IPS .................................        554      (3,659)         --
      Prepaid and other assets ............................     (2,028)       (377)       (181)
      Liabilities relating to unsettled MoneyGram
      transactions ........................................      2,753     (14,723)      5,083
      Accounts payable and other liabilities ..............      8,470      (1,177)       (189)
                                                              --------    --------    --------
Net cash provided by operating activities .................     19,509      17,098      21,409
                                                              --------    --------    --------

Cash flows from investing activities:
Purchase of investments available for sale ................     (8,214)         --          --
Purchase of equipment and signage .........................     (6,205)     (7,095)     (4,638)
Costs of acquiring agent contracts ........................     (2,546)    (13,137)     (6,474)
                                                              --------    --------    --------
Net cash used for investing activities ....................    (16,965)    (20,232)    (11,112)
                                                              --------    --------    --------

Cash flows from financing activities:
Net transfer from (to) IPS ................................         --      21,130     (10,297)
                                                              --------    --------    --------
Net cash provided(used) by financing activities ...........         --      21,130     (10,297)
                                                              --------    --------    --------

Net increase in cash and cash equivalents .................      2,544      17,996          --

Cash and cash equivalents at beginning of year ............     17,996          --          --
                                                              --------    --------    --------

Cash and cash equivalents at end of year ..................   $ 20,540    $ 17,996    $     --
                                                              ========    ========    ========

No cash was paid for taxes, except for payments to IPS, in 1996 and 1995. In 1997 taxes of $3.6 million were paid in cash.
There was no interest paid in 1995, 1996 or 1997.

                             See accompanying notes

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                               Retained
                                                               Earnings/                Stockholders'
                                      Common     Capital     (Accumulated   Valuation      Equity/
                                       Stock     Surplus       Deficit)     Allowance     (Deficit)
                                       -----     -------       --------     ---------     ---------
Balance December 31, 1994               $166      $21,756      $(28,750)      $ --         $(6,828)

      Net income                          --           --        18,294         --          18,294
      Return of capital to IPS            --      (10,297)           --         --         (10,297)
                                        ----      -------       -------       ----        --------

Balance December 31, 1995                166       11,459       (10,456)        --           1,169

      Net income                          --           --        14,631         --          14,631
      Capital contribution from IPS       --       21,130            --         --          21,130
      Deferred tax asset                  --       52,500            --         --          52,500
                                        ----      -------       -------       ----        --------

Balance December 31, 1996                166       85,089         4,175         --          89,430

      Net income                          --           --        11,680         --          11,680
      Adjustment                          --           --            --         52              52
                                        ----      -------       -------       ----        --------

Balance December 31, 1997               $166      $85,089       $15,855       $ 52        $101,162
                                        ====      =======       =======       ====        ========

                             See accompanying notes

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. Background and Basis of Presentation

   Background

      MoneyGram Payment Systems, Inc. (the "Company" or "MoneyGram") is a non-bank provider of consumer money wire transfer service. MoneyGram targets its services to individuals without traditional banking relationships.

      The Company was until December 11, 1996 (the date of the MoneyGram IPO, "the IPO Date"), a wholly owned subsidiary of Integrated Payment Systems Inc. ("IPS"), which is a wholly owned subsidiary of First Data Corporation ("First Data"). IPS managed the payment instruments business, which included the MoneyGram business ("the Business"). MoneyGram's financial statements have been prepared as if it were the issuer of the payment instruments.

      In October 1995, First Data consummated a merger transaction with First Financial Management Corporation whose subsidiary Western Union Financial Services, Inc. ("Western Union"), provides money transfer services similar to MoneyGram. In January 1996, First Data entered into a consent decree with the Federal Trade Commission ("FTC") regarding MoneyGram and Western Union. Under the terms of the consent decree, First Data was allowed to perform processing services for both MoneyGram and Western Union, but it was permitted to retain the sales and marketing functions of only one of the two businesses. In addition, First Data and the FTC entered into a "hold separate" agreement whereby the Business was to be managed and maintained as a separate, ongoing business, independent of all other First Data businesses and independent of the Western Union business. Among its provisions the hold separate agreement required that, prior to consummation of the divestiture, IPS expend not less than $24 million annually on MoneyGram advertising and promotion with no less than $10 million to be expended for any two consecutive quarterly periods. This agreement further required that, during the hold separate period, IPS pay the MoneyGram sales force 120% of the standard 1995 sales commission rates. The hold separate arrangement continued until the IPO Date.

      First Data decided to comply with the divestiture requirements of the consent decree through a public stock offering of the Company's common stock by IPS (the "Offering"). In conjunction with the Offering, the Company was formed as a wholly owned subsidiary of IPS in January 1996. In accordance with the Contribution Agreement among the Company, First Data and IPS, certain assets necessary to operate the Business (the "MoneyGram Assets") were transferred, subject to certain liabilities, to the Company just prior to the completion of the IPO in exchange for 16,624,900 shares of the Company's common stock. The accompanying financial statements have been prepared as if this exchange had been consummated prior to January 1, 1995 and the assets and liabilities are reflected therein at their historical cost basis. The MoneyGram Assets included certain proprietary rights and trademarks material to the conduct of the Business; the net economic benefits under certain MoneyGram agent contracts; certain applications software; the leases, leasehold improvements, personal property and third party contracts associated with MoneyGram's Lakewood, Colorado customer service center; and certain personal property and leases related to property, such as computers and signage, provided to MoneyGram agents for their use in providing MoneyGram services. In addition, pursuant to the Contribution Agreement, IPS contributed $12 million in cash to the Company and paid certain liabilities prior to the IPO Date. Such capital contributions are reflected in the Company's 1996 financial statements.

      In conjunction with the Offering, the Company, IPS and affiliates of IPS also entered into an operations agreement (the "Operations Agreement"), a software license agreement (the "Software License Agreement"), a short-term working capital facility (the "Facility"), a service mark letter agreement (the "Service Mark Letter Agreement"), a Service Mark License Agreement, a human resources agreement (the "Human Resources Agreement") and a telecommunications services sharing agreement (the "Telecom Agreement"). The Operations Agreement requires IPS to provide the Company with certain data processing services, including the processing of MoneyGram transactions for a period of two years, certain management services necessary for the Company to comply with state licensing requirements until such time as the Company is fully licensed in all states to offer consumer money transfer services in its own name and certain additional support services. These services are provided to the Company at First Data's good faith estimate of its actual cost of providing such services (including reasonable allocations of overhead expenses). The Software License Agreement provides the Company with a perpetual, assignable, nonexclusive, royalty free, worldwide, irrevocable license to use certain software used in operating the Business. Under the Facility, the Company could borrow from time-to-time, on a revolving, unsecured basis. The Facility was terminated in 1997 without being drawn down. Pursuant to the Service Mark Letter Agreement, the Company and First Data have agreed not to sue one another in respect of certain disputed marks for a period of two years commencing at the IPO Date and, at the option of the Company, it may cause Western Union and IPS to enter into an agreement pursuant to which Western Union would grant the Company a license to use certain of these disputed service marks in certain languages. The Human Resource Agreement provided for the transfer of employees from First Data to the Company and the Telecom Agreement provides the Company access to telecommunications services provided to First Data at First Data's tariff rates.

   Financial Statement Presentation

      The accompanying financial statements have been prepared as if the transaction and agreements described immediately above were consummated and/or entered into prior to January 1, 1995. These financial statements present the financial position, results of operations and cash flows attributable to MoneyGram, which was operated as a product line of IPS, through the IPO Date. The following paragraphs set forth the methodologies and assumptions utilized in preparing the accompanying financial statements for periods prior to the IPO date.

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

   Statement of Operations

      The statement of operations reflects revenues and related commission expenses that were distinct and separately identifiable to MoneyGram as well as an estimate of allocable investment earnings based upon IPS investment returns applied to an estimated average cash position.

      Until the IPO Date, MoneyGram was a part of IPS' retail services product group; accordingly, with the exception of agent commission and advertising expenses, a substantial portion of the expenses in the accompanying statements of operations represents allocations of IPS costs. IPS' accounting systems provided for the capturing of costs on a functional cost center basis. Certain cost centers relate exclusively and others relate substantially to the MoneyGram service, and have been allocated accordingly, to the Company. The expenses, included in the accompanying statements of operations, attributable to these cost centers amounted to $25.4 million, and $26.0 million for the years ended December 31, 1996, and 1995 respectively. These expenses relate principally to IPS' two customer service centers and other processing costs. The remaining $15.7 million, and $12.8 million of expenses, excluding agent commissions and advertising, represent allocations that are based upon various factors which, in the opinion of management, approximate actual usage. These allocated expenses related to legal, finance, accounting, treasury, human resources, sales and other support functions. Included in these allocated expenses are allocations of IPS general and administrative expenses, based upon the Company's proportion of IPS' gross revenues. The allocated expenses in the accompanying statement of operations include allocations from First Data and affiliates of $2.3 million and $3.9 million for the years ended December 31, 1996 and 1995, respectively. The First Data allocations relate principally to the Company's estimated participation in certain First Data insurance, benefit and incentive plans, as well as certain other services provided during those periods, including the Company's estimated portion of charges to the Company for data processing services provided by First Data Technologies, Inc., a wholly owned subsidiary of First Data, of $2.1 million and $2.2 million for the years ended December 31, 1996 and 1995, respectively. The statements of operations do not include any allocations of First Data general and administrative expenses as such costs were not considered to be variable as a result of the Company's operations. Management of the Company believes that costs have been determined and allocated on a reasonable basis. The Company's expenses, as reflected in the accompanying statements of operations, were not materially affected as a result of its becoming a stand-alone entity and its execution of the Contribution Agreement, the Operations Agreement and the Facility, but do reflect additional costs incurred as a result of becoming a separate public company.

2. Summary of Significant Accounting Policies

   Revenue Recognition

      Fee revenue, net of refunds, represents the transaction fee charged by the selling agent to the consumer and is recognized at the date of sale. Foreign exchange revenue represents the Company's share of amounts attributable to favorable spreads between wholesale foreign currency purchase rates and the retail exchange rate charged to consumers, principally with respect to Mexican pesos. Commissions to agents are either a percentage of the transaction fee charged to the consumer or a fixed dollar amount per transaction and also include amounts attributable to minimum commission guarantees with respect to certain agents. Commissions to agents are expensed as incurred; the agent guaranteed commissions are included when the agent does not achieve the guaranteed amount.

   Diluted Net Income Per Share

      Diluted net income per common share is computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the effect of outstanding stock options. Prior years have been restated to conform with SFAS 128, "Earnings per Share."

   Cash and Cash Equivalents

      The Company has classified as cash equivalents its investments in the highest grade federal government discount notes, and commercial paper with an original maturity of three months or less.

   Investments Available for Sale.

      The securities are stated at fair value with the unrealized gains or losses (net of taxes) being reported in a separate component of stockholder's equity.

   Fixed Assets

      Fixed assets are stated at cost less accumulated depreciation and amortization. Fixed assets are comprised of personal computers, equipment, furniture and fixtures, leasehold improvements and agent signage. These assets are depreciated over their estimated useful lives ranging from 3 to 8 years. Depreciation is computed using the straight-line method.

   Advertising and Promotional Expense

      The Company records advertising and promotional expense based on actual expenses incurred.

   Costs of Acquiring Agent Contracts

      Amounts paid to acquire multi-year exclusive contracts with agents are capitalized and amortized on a straight-line basis over the life of the related contract (3 to 5 years).

   Other Obligations

      Included are the impairment reserves for underperforming agent contracts with guaranteed minimum future commission payments. These reserves will be partially used to offset the payments to agents for a two year period.

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

3. Income Taxes

      The Company has accounted for income taxes under the liability method. The taxable income of the Company for the periods up to the IPO Date is included in the taxable income of IPS, which is included in the consolidated U.S. federal income tax return of First Data. Except as described below, the Company's provision for income taxes, through the IPO date, has been computed as if it were a separate tax-paying entity. The Company is a separate tax-paying entity for periods subsequent to the IPO Date.

      For periods prior to 1997 there was no formal tax-sharing agreement between the Company, IPS and First Data, however, First Data subsidiaries remitted current taxes payable to First Data and they were entitled to reimbursement from First Data for current tax benefits. The provision for income taxes, for periods prior to the IPO Date, was computed as if the Company were a subsidiary of First Data and, therefore, the tax benefits resulting from taxable losses incurred by the Company during and prior to 1995 have been recorded in those years. As a result, the accompanying financial statements do not reflect any benefit for utilization of tax loss carry forwards.

      As a result of the IPO, the tax basis (for federal income tax purposes) of the MoneyGram assets has increased from their tax basis in the hands of IPS to their fair market value at the IPO Date (determined by reference to the initial public offering price). Such tax treatment will produce a tax benefit to the Company in future years through depreciation or amortization deductions or through decreased gain or (subject to certain limitations) increased loss on a disposition of any MoneyGram asset. Pursuant to the requirements of SFAS No. 109 the Company recorded a deferred tax asset (with a corresponding credit to capital surplus) for the tax effect of the excess of the MoneyGram assets following the Contribution over their net book value. The amount of the deferred tax asset that was recorded at the IPO Date was reduced by a valuation allowance. Based on management's current judgement, it is now more likely than not that the Company will be able to fully utilize the full value of this asset and thus the valuation allowance was reversed in the fourth quarter of 1997.

      The income tax expense (benefit) consists of the following (in thousands):

                                                    Year ended December 31,
                                              ----------------------------------
                                               1997          1996         1995
                                              -------       -------      -------

Current federal ........................      $ 1,640       $ 7,667      $ 9,850
Current state and local ................          330         1,128        1,512
Deferred taxes - federal ...............       (4,867)          250           --
Deferred taxes - state and local .......         (973)           --           --
                                              -------       -------      -------
Total ..................................      $(3,870)      $ 9,045      $11,362
                                              =======       =======      =======

      Deferred income taxes result from the recognition of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. This will result in differences between income for tax purposes and income for financial statement purposes in future years. The deferred tax provision was immaterial for 1995. As a result of the IPO in December 1996, MoneyGram was no longer included in the consolidated U.S. federal income tax return of First Data. The primary component of the Company's deferred tax assets as of December 31, 1997 and 1996, on a stand alone basis, results from the differences in book and tax depreciation and amortization ($55.2 million and $52.3 million, respectively) and reserves not yet deducted for tax purposes ($2.9 million in 1997).

      The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax (benefit) expense is (in thousands):

                                                       Year ended December 31,
                                                    ----------------------------
                                                     1997       1996      1995
                                                    -------    -------   -------
Tax at U.S. statutory rate ......................   $ 2,733    $ 8,287   $10,379
Increases in taxes resulting from State and local
    taxes, net of federal income tax benefit ....       335        758       983
Decrease in valuation allowance .................    (6,938)        --        --
                                                    -------    -------   -------
       Income tax expense (benefit) .............   $(3,870)   $ 9,045   $11,362
                                                    =======    =======   =======

4. Investments Available for Sale

      The following is a summary of the available-for-sale securities as of December 31, 1997:

                                                        (in thousands)
                                                   Gross       Gross   Estimated
                                                 Unrealized Unrealized    Fair
                                           Cost    Gains      Losses     Value
                                          ------   ------     ------     ------
Bankers acceptance notes ..............   $4,867       81         --     $4,948
Other obligations of U.S. government
     agencies .........................    2,788       10         --      2,798
U.S. corporate debt instruments .......      559       --         (5)       554
                                          ------   ------     ------     ------

Total .................................   $8,214       91         (5)    $8,300
                                          ======   ======     ======      ======

      All investments available for sale have current maturity dates of three to twenty-three months.

5. Retirement Plans and Retiree Medical Benefits

      MoneyGram maintains a defined contribution savings plan which covers all of the Company's full-time employees. The plan provides for tax deferred amounts for each participant, consisting of employee elective contributions and additional matching and discretionary Company contributions. The aggregate amounts charged to expense in connection with this plan was $.4 million in 1997. Prior to December 1996, MoneyGram employees were covered under First Data's defined contribution plan. Pursuant to the terms of the Human Resources Agreement among First Data, IPS and the Company, employees transitioning from First Data to the Company have been fully vested in their First Data retirement benefits.

      The Company does not provide to its retirees any form of health care or life insurance benefits, other than those benefits required by law. Any benefits provided will be fully paid for by the retirees without any corporate subsidy.

6. Operating Lease Commitments

      Certain facilities and operating equipment utilized in the operations of the Business are leased under cancelable and noncancelable agreements. Rental expense amounted to $1.0 million in 1997, and $0.8 million for both 1996 and 1995, respectively. Future minimum lease payments at December 31, 1997 are $1.0 million for 1998, $1.1 million for 1999 and 2000, $1.2 million for 2001 and $.6 million for 2002. Certain leases on office space contain renewal options and escalation clauses providing for additional rentals based upon maintenance, utility and tax increases.

7. Commitments and Contingencies

      In certain instances, MoneyGram agents have been guaranteed minimum commissions. As of December 31, 1997, the remaining maximum commitment amounts to approximately $55.4 million as follows on a calendar year basis: 1998--$15.4 million; 1999--$16.8 million; 2000--$17.3 million; 2001--$3.9 million and
2002--$2.0 million. Historically, MoneyGram's volume growth has been sufficient to mitigate required performance under these guarantees, and net payments under these guarantees amounted to $5.1 million, $3.2 million and $1.3 million during the years ended December 31, 1997, 1996 and 1995, respectively.

      MoneyGram is involved in litigation primarily arising in the normal course of its business. In the opinion of management, MoneyGram's liability, if any, under any pending litigation would not materially affect the Company's financial condition or operations.

      The Company currently offers its customers a free three minute phone call with most transactions. In addition, the Company sells phone cards through its agents. During 1996, the Company entered into a three year agreement with a telecommunications provider for voice telephone services, guaranteeing $14 million in usage by July 2000. An amendment to this agreement has been signed which will terminate the original agreement, including the guarantee portion, effective March 1998, without any penalty to the Company. A contract has been signed with a new telecommunications provider. This agreement will not require any guaranteed usage levels or minimum payments.

8. Fixed Assets

      The details of fixed assets are as follows:

                                                           (in thousands)
                                                       1997              1996
                                                    ----------        ----------
Gross assets:
    Leasehold improvements .................        $    1,288        $    1,132
    Agent signs ............................             3,034             5,610
    Computer related equipment .............            13,301             9,480
    All other ..............................             1,389               816
                                                    ----------        ----------
    Total gross assets .....................            19,012            17,038

Less accumulated depreciation ..............             8,472             7,911
                                                    ----------        ----------
Net fixed assets ...........................        $   10,540        $    9,127
                                                    ==========        ==========

9. Stock Options

      In connection with the IPO, the Board of Directors of the Company adopted, and IPS as the Company's sole stockholder approved, the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") and the Company's 1996 Broad-Based Stock Option Plan. The Company has reserved for issuance under the 1996 Stock Option Plan and the 1996 Broad-Based Stock Option Plan 1,175,000 and 25,000 shares of common stock, respectively. The exercise price of the options granted is equal to the common stock's fair market value at the date of grant. The exercise price for all options outstanding is $9.50-$12.50, with 1.1 million of options exercisable at $12. Options are vested at a rate of 25 percent per year over a four year period from the date of grant. Options for 271,000 shares are exercisable, at $12, as of December 31, 1997. A summary of the changes in the plans is as follows:

                                                        1997            1996
                                                     ----------      ----------
Options Outstanding at beginning of year              1,162,325              --
Granted                                                  98,750       1,162,575
Cancelled                                               (79,463)           (250)
                                                     ----------      ----------
Outstanding at end of year                            1,181,612       1,162,325
                                                     ==========      ==========

      The Company has elected to follow APB No. 25 and its related interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized in the Statements of Operations for the stock options granted. The disclosure requirements of SFAS No. 123 require companies which do not record the fair value in the statements of operations to provide pro forma disclosures of net income and earnings per share in the notes to the financial statements as if the fair value of the stock-based compensation had been recorded.

      The Company utilized a Black-Scholes option pricing model to quantify the pro forma effect on net income and earnings per share of the fair value of the options granted. Based on the results of the model, the value of the options granted is $153,000 in 1997 and $308,000 in 1996. The following weighted assumptions were used in 1997: no annual dividends, an expected life of 5 years, expected volatility of 58% and a risk-free interest rate of 5.6%. The Company's pro forma net income would have been $11.6 million and $14.4 million in 1997 and 1996 respectively, compared to actual net income of $11.7 million and $14.6 million respectively; pro forma earnings per common share would have been $.70 compared to $.70 and $.87 compared to $.88.

      On December 24, 1997, the Board of Directors of the Company approved the repurchase of up to 800,000 shares of its common stock. As of December 31, 1997 there were no repurchases. In the first quarter of 1998, the Company repurchased 111,200 shares.

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

      Approximately 48%, 55% and 64% of MoneyGram's total revenues (including foreign exchange revenues and allocated investment income) were derived from money transfer transactions from the United States to Mexico during the years ended 1997, 1996 and 1995, respectively. The Mexican receive agent for substantially all of these transactions is a major Mexican financial institution operating under the terms of a contract expiring in April 2002.

11. Subsequent Events (unaudited)

      On January 8, 1998, the Company purchased, for cash, the stock of Mid-America Money Order Company ("MAMO") from Mid-America Bancorp for $15.6 million. MAMO is engaged in the sale of retail money orders through a nationwide agent network.

      A summary of MAMO's unaudited financial data for the year ended December 31, 1997, is as follows:

                                 $ Millions
                                 ----------

Revenue                             $ 5.6
Operating expense                     3.7
                                    -----
Income before income taxes            1.9
                                    =====

Net income                          $ 1.1
                                    =====

Cash and cash equivalents           $38.1
Other assets                          4.9
                                    -----

Total assets                        $43.0
                                    =====

Money orders outstanding            $32.5
Other liabilities                      .5
Stockholder's equity                 10.0
                                    -----

Total liabilities and
stockholder's equity                $43.0
                                    =====

      During the first quarter of 1998, the Company has successfully transferred its data processing from First Data to a computer facility provided by IBM Global Network Services. Additionally, the Company now operates under licenses issued in its own name, completing the separation from First Data.

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

                                               MoneyGram Payment Systems, Inc.
                                               (Registrant)


                                               By: /s/ James F. Calvano
                                                   -----------------------------
                                                   James F. Calvano
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   March 30, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Name                               Title                                   Date
            ----                               -----                                   ----


/s/   James F. Calvano           Chairman of the Board and                        March 30, 1998
------------------------------   Chief Executive Officer
      James F. Calvano           (Principal Executive Officer)


/s/   Robbin L. Ayers            Director and Executive Vice President            March 30, 1998
------------------------------
      Robbin L. Ayers


/s/   John M. Fowler             Director, Executive Vice President,              March 30, 1998
------------------------------   Chief Financial Officer and Treasurer
      John M. Fowler             (Principal Financial and Accounting Officer)


/s/   Brian J. Fitzpatrick       Director                                         March 30, 1998
------------------------------
      Brian J. Fitzpatrick


/s/   William D. Guth            Director                                         March 30, 1998
------------------------------
      William D. Guth


/s/   Sanford Miller             Director                                         March 30, 1998
------------------------------
      Sanford Miller