Form 10-K/A
period 1997-12-31
MONEYGRAM PAYMENT SYSTEMS INC
filed 1998-04-29
CIK 1005730

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

                           COMMISSION FILE NO. 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                          84-1327808
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

     7401 W. Mansfield Ave.
       Lakewood, CO 80235                                     303-716-6800
---------------------------------                         --------------------
(Address of principal executive offices) (Zip Code)          (Registrant's
                                                            telephone number
                                                          including area code)

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for fiscal year ended December 31, 1997 to include the pages attached hereto.

(List of such items, financial statements, exhibits or other portions amended.)

ITEM 10. (DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT) is hereby amended by the deletion of such Item in its entirety and the inclusion of the text attached hereto in replacement thereof.

ITEM 11. (EXECUTIVE COMPENSATION) is hereby amended by the deletion of such Item in its entirety and the inclusion of the text attached hereto in replacement thereof.

ITEM 12. (SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) is hereby amended by the deletion of such Item in its entirety and the inclusion of the text attached hereto in replacement thereof.

ITEM 13. (CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) is hereby amended by the deletion of such Item in its entirety and the inclusion of the text attached hereto in replacement thereof.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Directors and Executive Officers of MoneyGram Payment Systems, Inc. (the "Company") are:


     NAME                                          AGE        POSITION
     James F. Calvano.......................        61        Chairman of the Board and Chief Executive Officer
     Robbin L. Ayers........................        46        Executive Vice President, General Manager-
                                                                  International and Director
     John M. Fowler.........................        48        Executive Vice President, Chief Financial
                                                                  Officer, Treasurer and Director
     Alan H. Friedman.......................        52        Executive Vice President
     Andrea M. Kenyon.......................        43        General Counsel and Secretary
     Brian J. Fitzpatrick...................        56        Director
     William D. Guth........................        65        Director
     Sanford Miller.........................        45        Director

--------------------------

JAMES F. CALVANO

     Mr. Calvano has served as Chairman and Chief Executive Officer of the Company since October 1996 and was a consultant to the Company from February 1996 until December 1996. In January 1998, he became President and a director of Mid-America Money Order Company ("MAMO"), a wholly owned subsidiary of the Company. Prior to joining the Company, Mr. Calvano was employed by Travelers Group, Inc. as Executive Vice President of Marketing and by Travelers Insurance Companies, a division of Travelers Group, Inc., as Executive Vice President and Chief Administrative Officer from November 1993 until February 1995. Mr. Calvano served as President and Chief Operating Officer of New Valley Corporation ("New Valley"), then the parent of Western Union Financial Services, Inc. ("Western Union"), from June 1991 through April 1993. Two months before he assumed these positions, New Valley suspended payments on its publicly held debt. In March 1993, New Valley consented to an involuntary bankruptcy petition filed against it on November 15, 1991 under Title 11 of the U.S. Code. Mr. Calvano serves on the Board of Directors of Budget Group, Inc. ("BGI"), formerly known as Team Rental Group, Inc.

ROBBIN L. AYERS

     Mr. Ayers has served as Executive Vice President and General Manager-International of the Company since October 1996. From September 1995 until December 1996, he served in the Company's Office of the President and has been a director since January 1996. Prior to his appointment to the Office of the President, Mr. Ayers served from January 1995 to September 1995 as Senior Vice President, for Europe and Pacific Rim Retail Services, for Integrated Payment Systems, Inc. ("IPS"). From 1992 to 1994, Mr. Ayers was Senior Vice President, Marketing, for IPS and from 1985 to 1992, he served in various management positions with IPS. Mr. Ayers founded the MoneyGram service during 1988 and was its General Manager until 1991.

JOHN M. FOWLER

     Mr. Fowler has served as Executive Vice President, Chief Financial Officer and a director of the Company since October 1996, and Treasurer of the Company since September 19, 1997. He has been Vice President, Treasurer and a director of MAMO since January 1998, and President, Treasurer and a director of MoneyGram Payment Systems Canada, Inc. ("MPSC"), a subsidiary of the Company, since October 21, 1997. Prior to joining the Company, Mr. Fowler worked as a private consultant. From 1989 to 1994 Mr. Fowler was employed by Travelers Group, Inc. as Executive Vice President and Chief Administrative Officer, responsible for operations and administration. Mr. Fowler held the position of Chairman and Chief

Executive Officer of Gulf Insurance Group, a subsidiary of Travelers Group, Inc. from 1987 to 1994. Mr. Fowler serves as a director of Air Express International Corporation and TransAtlantic Holdings, Inc.

ALAN H. FRIEDMAN

     Mr. Friedman has served as Executive Vice President of the Company since October 1996 and was employed by First Data Corporation ("First Data") from April 1996 until December 1996. Prior to joining First Data, Mr. Friedman was employed by Western Union as Senior Vice President and Chief Financial Officer from November 1994 to March 1996. Mr. Friedman previously held various financial management positions at New Valley, where he served as Vice President and Controller from January 1991 until November 1994. In March 1993, New Valley consented to an involuntary bankruptcy petition that had been filed against it on November 15, 1991 under Title 11 of the U.S. Code.

ANDREA M. KENYON

     Ms. Kenyon has served as Secretary and General Counsel of the Company since October 1996, and was employed by First Data from July 1996 until December 1996. Since January 1998, she also has served as Secretary and a director of MAMO and since October 21, 1997, as Secretary of MPSC. Prior to joining the Company, Ms. Kenyon served for six years in the general counsel's office of American Express Company ("American Express") where she provided bank regulatory and legislative support for American Express and its bank and financial service subsidiaries. She also provided legal support to IPS on payment product issues and anti-money laundering regulations when First Data was a subsidiary of American Express.

BRIAN J. FITZPATRICK

     Mr. Fitzpatrick has served as a director of the Company since October 1996. He has been President and Chief Executive Officer of Fits Systems, a computer software company, since 1972. Mr. Fitzpatrick also serves as a director of Jade Cricket Corporation.

WILLIAM D. GUTH

     Dr. Guth has served as a director of the Company since October 1996. He is a professor of management and strategy at the Stern School of Business at New York University and also serves as a principal of Faculty Practice Associates, a strategic management consulting firm.

SANFORD MILLER

     Mr. Miller has served as a director of the Company since October 1996. He has, since December 1993, served as the Chairman of the Board of Directors and Chief Executive Officer of BGI, the parent company for Budget Rent a Car Corporation ("Budget") and its affiliates including Budget Car Sales, Inc., Van Pool Services, Inc., Premier Rental Car, LLC and Cruise America, Inc. Prior to owning Budget, BGI owned Budget franchises in seven metropolitan regions in the United States.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1997, Executive Officers, directors and greater than ten percent beneficial owners timely filed all required reports under Section 16(a), except that Mr. Ayers failed to report one (1) acquisition transaction in March of 1997 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table discloses, for the years indicated, compensation paid to the Company's Chief Executive Officer and the other four most highly paid Executive Officers for the years ended December 31, 1997, 1996 and 1995 (collectively, the "Named Executive Officers"), for services rendered in all capacities in which they served during each such year. All amounts shown in the following table for the years 1995 and 1996 were paid by First Data or its affiliates other than the Company.


                                                                                          LONG-TERM
                                                   ANNUAL COMPENSATION                  COMPENSATION
                                                   -------------------                  ------------
                                                                                           AWARDS
                                                 SALARY/                                 SECURITIES
                                               CONSULTING                 OTHER ANNUAL   UNDERLYING     ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR       FEES          BONUS     COMPENSATION  OPTIONS/SARS   COMPENSATION
                                                   ($)           ($)           ($)           (#)           ($)
---------------------------------------------------------------------------------------------------------------------

JAMES F. CALVANO                       1997     356,743            --            --            --            --
   Chairman of the Board and Chief     1996     517,400(a)    300,000            --       287,100       514,482(b)
   Executive Officer

JOHN M. FOWLER                         1997     200,000            --            --            --            --
   Executive Vice President, Chief     1996      53,077(c)    350,000            --       239,300            --
    Financial Officer and Treasurer

ROBBIN L. AYERS                        1997     158,462            --            --            --        15,021(e)
   Executive Vice President and        1996     143,200       150,000        10,664(d)     70,000        13,064(e)
   GM-International                    1995     131,437        60,000        45,066(d)      5,000(f)     14,100(e)

ALAN H. FRIEDMAN                       1997     165,000            --            --            --         9,300(e)
   Executive Vice President            1996     146,154(g)     75,000            --        45,500         9,609(e)

ANDREA M. KENYON                       1997     150,000            --            --            --           346(e)
   General Counsel and Secretary       1996      66,346(h)     45,000            --        33,000            --

--------------------------------

(a) Represents payment for services from February 1996 rendered on behalf of the Company.

(b) Represents payments to compensate Mr. Calvano for certain stock options ($396,000) and restricted stock awards ($118,482) granted by his former employer and forfeited by him when he began rendering services on behalf of the Company.

(c) Represents payment for services from September 1996 rendered on behalf of the Company.

(d) Represents reimbursable living expenses provided for an expatriate assignment.

(e)   Represents contributions to the Company's Retirement Savings Plan.

(f) Represents shares of First Data prior to the two-for-one stock split effective November 1, 1996.

(g) Represents payment for services from April 1996 rendered on behalf of the Company.

(h) Represents payment for services from July 1996 rendered on behalf of the Company.

OPTION VALUE TABLE

     The following table sets forth information as of December 31, 1997, concerning the value of unexercised options held by each of the Named Executive Officers. No Named Executive Officer exercised any stock options in 1997.


                                                                                NUMBER OF SECURITIES
                                                                               UNDERLYING UNEXERCISED
                                                                            OPTIONS AT DECEMBER 31, 1997
NAME                                                                        EXERCISABLE      UNEXERCISABLE
----                                                                        -----------      -------------

James F. Calvano.......................................................        71,775           215,325

John M. Fowler.........................................................        59,825           179,475

Robbin L. Ayers .......................................................        17,500            52,500

Alan H. Friedman ......................................................        11,375            34,125

Andrea M. Kenyon ......................................................         8,250            24,750

     All Options held by the Named Executive Officers on December 31, 1997 had an exercise price of $12.00 per share which amount exceeded the trading price of the Common Stock of the Company ("Common Stock") at December 31, 1997 of $10.75. As set forth immediately below, all such options have been cancelled and a cashout payment of $4.875 per share times the number of shares of Common Stock underlying the total of exercisable and unexercisable options held by each Named Executive Officer was remitted to such Officers on April 16, 1998.

MATERIAL CONTRACTS AND AGREEMENTS WITH EXECUTIVE OFFICERS

     STOCK OPTION PLANS. As set forth at Item 12, on April 6, 1998 the Gotham Investors, as defined below, became the beneficial owner of more than 25% of the Common Stock. Pursuant to the Company's 1996 Stock Option Plan and the Company's 1996 Broad Based Stock Option Plan (collectively the "Option Plans") the acquisition by a person of 25% or more of the Common Stock constitutes a Change in Control (as defined in the Option Plans). Upon a Change in Control, the Company is obligated to immediately cancel all outstanding options and, within ten days of the Change in Control, remit in cash to each option holder an amount equal to the number of shares of Common Stock then subject to such option, multiplied by the excess of (i) the greater of (A) the highest per share price offered to stockholders of the Company in any transaction whereby the Change in Control takes place or (B) the Fair Market Value (as defined under the Plans) of a share of Common Stock on the date of occurrence of the Change in Control over
(ii) the purchase price per share of Common Stock subject to the option. The Company made such payment under the Plans on April 16, 1998 in the approximate amount of $5.8 million.

     RETENTION PLAN. Each Named Executive Officer is subject to the Company's Executive Retention Plan (the "Retention Plan"). The Retention Plan generally provides for severance payments and benefit continuation following a Change in Control of the Company (as defined in the Retention Plan) after which the affected Named Executive Officer is either terminated without cause, leaves after suffering a reduction in salary or benefits, or is required to relocate (collectively, a "Termination"). Under the Retention Plan, Mr. Calvano is entitled to receive a severance payment in an amount equal to three times his salary and bonus for the immediately preceding twelve months upon a Termination. Each of the other Named Executive Officers is entitled to receive a severance payment of two times his or her respective salary and bonus for the immediately preceding twelve months upon a Termination. In addition, certain persons which have been selected by the Chief Executive Officer are entitled to receive a severance payment of one times his or her respective salary and bonus for the immediately preceding twelve months upon a Termination. Employees who collect payments under the Retention Plan may not receive payments under the Company's Severance Pay Plan for Senior Management. As defined in the Retention Plan, a change in control of the Company would occur upon completion of the Offer.

     The Retention Plan was amended on May 13, 1997 to provide, that in the event that the payments described above constitute an excess parachute payment as defined in the Internal Revenue Code of 1986, as amended (the "Code"), the Company will pay to the employee an additional amount (the Gross-up Payment) equal to the excise tax and all income taxes related to such payment, such that the net amount retained by the employee will equal the total payments.

REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors is responsible for establishing compensation policies applicable to the Company's Executive Officers and, pursuant to such policies, determining the compensation payable to the Company's Chief Executive Officer and, after taking into account recommendations of the Chief Executive Officer, all other Executive Officers. The following report relates to compensation payable to the Company's Executive Officers, including the Named Executive Officers, for the year ended December 31, 1997:

     COMPONENTS OF COMPENSATION

     There are three components to compensation payable to the Company's Executive Officers: (1) base salary; (2) annual incentive compensation in the form of cash bonuses; and (3) equity-based incentive compensation in the form of stock options.

     COMPENSATION POLICIES

     The Compensation policies of the Compensation Committee are: (i) to establish base salaries that are competitive with those payable by national companies with which MoneyGram competes in the recruitment of senior management;
(ii) to tie cash bonuses to achievement of pre-established targets for the Company's profitability and to individual performance; and (iii) to use stock options to promote equity ownership in the Company at levels deemed appropriate considering each executive's position within the Company.

     COMPENSATION PAYABLE TO EXECUTIVE OFFICERS

     BASE SALARIES. Base salaries for Executive Officers are reviewed and adjusted annually based on information regarding competitive salaries, including salary survey data provided by third parties and information prepared by management regarding salaries payable by the Company's competitors in similar industries. The average increase in base salaries for all Executive Officers corresponds to the average percentage increase in salaries payable to all employees. Individual increases are established by the Compensation Committee, taking into account recommendations of the Chief Executive Officer concerning the overall effectiveness of each executive.

     CASH BONUSES. Cash bonuses are determined under the Company's Incentive Compensation Plan adopted by the Compensation Committee, which annually establishes payout amounts based on a Company profitability target. No bonus is payable unless the profitability target is achieved, and larger bonuses, up to a maximum, are payable in the event the profitability target is exceeded. In considering the amount of payout, the individual's performance is a major factor. Payments under the Incentive Compensation Plan are made after results of the applicable year are known. No bonuses were paid for the year 1997.

     STOCK OPTIONS. Stock options are granted by the Compensation Committee to provide equity-based long-term incentive compensation to the Company's executive officers. Individual grants to Executive Officers are made by the Compensation Committee, taking into account recommendations of the Chief Executive Officer. The Compensation Committee believes that encouraging equity ownership through stock options will enhance management incentives to improve shareholder value. In addition, the grant of stock options, which vest over time, encourages executives to remain with the Company and to focus on longer term results.

     CHIEF EXECUTIVE OFFICER COMPENSATION

     Compensation payable to the Company's Chief Executive Officer consists of the same three components described above, and is determined by the Compensation Committee following the same policies utilized for all executives. Base salary is reviewed and adjusted annually, utilizing national salary survey data provided by third parties and comparable industry information (generated by management) based on the Compensation Committee's evaluation of the Chief Executive Officer's overall effectiveness.

The Chief Executive Officer is entitled to a bonus under the Incentive Compensation Plan that is tied primarily to corporate profitability.

                                                     William D. Guth, Chairman
                                                     Brian J. Fitzpatrick

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     There were no Compensation Committee interlocks or insider participation during 1997.

COMPENSATION OF DIRECTORS

     For fiscal year 1997, all directors who were not employees of the Company were paid an annual retainer of $12,000. Those directors who are employees of the Company do not receive any compensation for their services as directors. The Company reimbursed all directors for travel and other necessary business expenses incurred in the performance of their services for the Company.

PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return (stock price appreciation of the Company's Common Stock) with the cumulative total return of the S&P Small Cap 600 Index and the S&P Services (Data Processing) Index for the period of December 11, 1996 through December 31, 1997.

          COMPARISON OF 12 MONTH CUMULATIVE TOTAL RETURN*

Among Moneygram Payments Systems, Inc., The S&P Smallcap 600 Index and The S&P Services (Data Processing) Index

                                                                       Moneygram Payment System Inc    S&P Smallcap 600

12/11/96                                                                                        100                 100

12/96                                                                                           110                 101

12/97                                                                                            90                 127

          COMPARISON OF 12 MONTH CUMULATIVE TOTAL RETURN*
Among Moneygram Payments Systems, Inc., The S&P Smallcap 600 Index
and The S&P Services (Data Processing) Index
                                                                     S&P Services (Data Processing)
12/11/96                                                                                        100
12/96                                                                                            92
12/97                                                                                           101

* $100 Invested on 12/11/96 in stock or on 11/30/96 in Index - including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of April 6, 1998 (except with respect to Gotham Partners, L.P. as detailed in footnote 1 below, and Weiss, Peck & Greer, LLC, as detailed in footnote 4 below), certain information with respect to each stockholder known to the Company to beneficially own more than five percent of its Common Stock (based solely on filings with the SEC) and information with respect to the beneficial ownership of the Common Stock by (i) the current directors of the Company, (ii) the Executive Officers of the Company and (iii) all such directors and Executive Officers of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the Common Stock owned by them. To the Company's knowledge, other than as set forth in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on April 10, 1998 with respect to the tender offer by a subsidiary of Viad Corp for the Common Stock of the Company ("Tender Offer"), and as set forth in footnote 6 below, there are no arrangements or agreements which would result in a change in control of the Company at a subsequent date.


                                                                          AMOUNT AND NATURE       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERSHIP                                OF BENEFICIAL OWNERSHIP  OF CLASS

Gotham Partners, L.P. (1) .............................................       5,124,300            31.03%
   110 East 42nd Street
   New York, NY 10017

Transamerica Corporation (2) ..........................................       3,274,400            19.83%
   600 Montgomery Street
   San Francisco, CA  94111

The Capital Group Companies, Inc. (3)  ................................       2,469,900            14.96%
   333 South Hope Street
   Los Angeles, CA  90071

Weiss, Peck & Greer, LLC (4) ..........................................       1,412,000             8.55%
   One New York Plaza
   New York, NY  10004

The Kaufmann Fund, Inc. (5) ...........................................         914,500             5.54%
   140 East 45th Street
   New York, NY  10017

James F. Calvano ......................................................         119,875 (6)          (7)
Robbin L. Ayers .......................................................          12,000 (6)          (7)
John M. Fowler.........................................................         120,000 (6)          (7)
Brian J. Fitzpatrick...................................................           1,000 (6)          (7)
Alan H. Friedman ......................................................           8,000 (6)          (7)
William D. Guth .......................................................             500 (6)          (7)
Andrea M. Kenyon ......................................................             200 (6)          (7)
Sanford Miller ........................................................          12,000 (6)          (7)
All Directors and Executive Officers as a Group (8 Persons)............         273,575 (6)         1.66%

------------------

(1)  According to the amended Schedule 13D dated April 7, 1998 (the "Gotham
     Schedule 13D"), jointly filed by Gotham Partners, L.P. ("Gotham"), Gotham Partners II, L.P. ("Gotham II") and Gotham International Advisors, L.L.C. ("Gotham Advisors") (collectively, the "Gotham Investors") the 5,124,300 shares of Common Stock reflected as beneficially owned by the Gotham Investors includes 4,063,558 owned by Gotham, 27,842 owned by Gotham II with each entity having sole voting and investment power with respect to the shares that it owns, and 1,032,900 shares for which Gotham Advisors has voting and investment power pursuant to an investment management agreement with

     Gotham Partners International, Ltd. According to the Gotham Schedule 13D, the Gotham Investors believe that the Tender Offer amount of $17.00 per share of Common Stock is inadequate.

(2) According to the amended Schedule 13D dated August 13, 1997, the amount reflected as beneficially owned by Transamerica Corporation ("Transamerica") includes 989,500 shares owned directly and 2,284,900 owned by its direct and indirect subsidiaries, including 602,000 shares owned for the benefit of unaffiliated investment advisory clients of one of such subsidiaries. Transamerica Corporation expressly disclaims beneficial ownership as well as voting and investment power with respect to all shares owned by its subsidiaries and claims that such subsidiaries are eligible to file on Schedule 13G to report their respective ownership interests. Some of the shares purchased by the Gotham Investors on April 6 (see footnote 1 above) may have been sold by Transamerica. However, because no amendment has been filed by Transamerica as of the close of business on Thursday, April 9, 1998, the Company has been unable to confirm such a sale of shares.

(3) According to the amended Schedule 13G dated February 10, 1998 jointly filed by Capital Group Companies, Inc. ("Capital") and its wholly owned subsidiaries, Capital Guardian Trust Company ("Capital Trust"), SMALLCAP World Fund, Inc. ("SMALLCAP") and Capital Research and Management Company ("Capital Management"), Capital claims sole investment power with respect to all shares reflected as beneficially owned and sole voting power with respect to 1,591,300 shares. Capital Trust claims sole voting and investment power with respect to 1,591,300 shares as a result of serving as investment manager of various of its institutional banking accounts. SMALLCAP, which receives investment advisory advice from Capital Management, claims sole voting power with respect to 878,600 shares, attributing investment power over those shares to Capital Management.

(4) According to the Schedule 13D dated April 6, 1998 filed by Weiss, Peck & Greer, L.L.C. ("Weiss Peck") (the "Weiss Peck 13D"), Weiss Peck shares voting and investment power of these shares with its brokerage and investment advisory clients but disclaims beneficial ownership of any of such shares. According to the Weiss Peck 13D, Weiss Peck believes that the Tender Offer amount of $17.00 per share of Common Stock is inadequate.

(5) According to the Schedule 13G dated December 31, 1997 filed by The Kaufmann Fund, Inc., it is an investment company that has sole voting and dispositive power over such shares.

(6) On April 6, 1998, as described in footnote 1 above, Gotham Investors became the beneficial owner of more than 25% of the Shares. The acquisition by a person or group of 25% or more of the shares constitutes a Change in Control (as defined under the Option Plans). Upon such Change of Control, the Company became obligated to immediately cancel all outstanding options and, within ten days of the Change of Control, remit a cashout payment as calculated pursuant to the Option Plans. That cashout payment occurred on April 16, 1998. Accordingly, the above indicated individuals held options that are subject to such Change of Control provisions. The shares represented by such options are not included in the above Beneficial Ownership amounts. Had a Change of Control not occurred, the respective Beneficial Ownership amounts would have been greater by the following amounts: 71,775 for Mr. Calvano; 17,500 for Mr. Ayers; 59,825 for Mr. Fowler; 1,250 for Mr. Fitzpatrick; 11,375 for Mr. Friedman; 1,250 for Mr. Guth; 8,250 for Ms. Kenyon; 1,250 for Mr. Miller; and 172,475 for all Executive Officers and directors as a group.

(7)   Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1997, Mr. Robert Calvano, the brother of James Calvano, was hired by the Company as its East Coast Regional Vice President-Sales.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MONEYGRAM PAYMENT SYSTEMS, INC.


                                       By:  /s/ John M. Fowler
                                          ------------------------
                                          John M. Fowler
                                          Director, Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                             Officer)

                                       Date:  April 24, 1998