Form 10-Q
period 1998-03-31
MONEYGRAM PAYMENT SYSTEMS INC
filed 1998-05-15
CIK 1005730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998
                                      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to ___________________

                         Commission file number 1-14350

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                         -------------------------------
               (Exact name Registrant as specified in its Charter)

                   Delaware                          84-1327808
      ---------------------------------        ----------------------
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

7401 West Mansfield Avenue, Lakewood, Colorado                80235
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code 303-716-6800

                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding
          Title of each class                         As of May 4, 1998
    --------------------------------            ----------------------------
      Common Stock, $.01 par value                       16,513,800

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheet at March 31, 1998
         and December 31, 1997...........................................    3

         Consolidated Statement of Operations for the
         three months ended March 31, 1998 and 1997 .....................    4

         Consolidated Statement of Cash Flows for the
         three months ended March 31, 1998 and 1997 .....................    5

         Notes to the Consolidated Financial Statements .................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    9

Item 5.  Other Information ..............................................   10

Item 6.  Exhibits and Reports on Form 8-K ...............................   13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         MONEYGRAM PAYMENT SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET

                   (in thousands, except per share amounts)

                                                          March 31, December 31,
                                                            1998        1997
                                                            ----        ----

ASSETS
Current Assets:
  Cash and cash equivalents ............................. $  50,848   $ 20,540
  Investments available for sale ........................       557      8,300
  Investments held to maturity ..........................    10,883         --
  Assets restricted to money transfer settlements .......     6,661     14,040
  Fee revenue receivable ................................     6,875      2,567
  Receivable from IPS ...................................     1,088      3,105
  Prepaid and other current assets ......................     1,215        638
                                                          ---------   --------
      Total current assets ..............................    78,127     49,190
Fixed assets at cost, net of depreciation;
  1998 - $9,427; 1997 - $8,472 ..........................    12,839     10,540
Deferred tax asset ......................................    57,000     58,090
Other assets ............................................     1,298      2,955
Costs of acquiring agent contracts, net of amortization:
  1998 - $10,976; 1997 - $9,704 .........................    14,690     15,943
Goodwill ................................................    10,032         --
                                                          ---------   --------
Total Assets ............................................ $ 173,986   $136,718
                                                          =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Money transfer liabilities ............................ $   9,782   $ 14,040
  Money order liabilities ...............................    32,073         --
  Accounts payable and accrued liabilities ..............    20,653     12,324
  Commissions payable ...................................     7,190      6,523
                                                          ---------   --------
      Total current liabilities .........................    69,698     32,887
Other obligations .......................................     2,669      2,669
Stockholders' Equity:
  Common stock, $.01 par value, authorized
    100,000,000 shares; issued and outstanding
    16,625,000 shares ...................................       166        166
  Capital surplus .......................................    85,089     85,089
  Treasury stock at cost, 111,200 shares ................    (1,253)        --
  Valuation allowance ...................................        --         52
  Retained earnings .....................................    17,617     15,855
                                                          ---------   --------
      Total stockholders' equity ........................   101,619    101,162
                                                          ---------   --------
Total liabilities and stockholders' equity .............. $ 173,986   $136,718
                                                          =========   ========

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------

                                                                1998       1997
                                                                ----       ----
Revenues:
  Fee revenues, net of refunds ...........................    $28,868    $26,325
  Foreign exchange .......................................      5,927      6,068
                                                              -------    -------
      Total revenues .....................................     34,795     32,393
                                                              -------    -------
Expenses:
  Agent commissions and amortization of agent
    contract acquisition costs ...........................     11,453     11,007
  Processing .............................................      7,980      6,025
  Advertising and promotion ..............................      7,044      5,994
  Selling and service ....................................      2,447      3,059
  General and administrative .............................      3,029      2,768
                                                              -------    -------
      Total expenses .....................................     31,953     28,853
                                                              -------    -------
Income before income taxes ...............................      2,842      3,540
Income tax expense .......................................      1,080      1,380
                                                              -------    -------
      Net income .........................................    $ 1,762    $ 2,160
                                                              =======    =======

Basic net income per common share ........................    $   .11    $   .13
Diluted net income per common share ......................    $   .11    $   .13

Weighted average shares and equivalents outstanding ......     16,600     16,625

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                             1998         1997
                                                             ----         ----

Cash flows from operating activities:
Net income ...........................................    $  1,762     $  2,160
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization expense ..............       2,356        1,953

Changes in operating assets and liabilities:
  Assets restricted to money transfer settlements ....       7,379      (12,251)
  Accounts receivable ................................        (344)        (693)
  Receivable from IPS ................................       2,017       (1,045)
  Prepaid and other assets ...........................        (571)        (546)
  Utilization of deferred tax asset ..................       1,090        1,144
  Liabilities relating to money transfers ............      (4,258)      12,251
  Liabilities relating to money orders ...............        (445)          --
  Accounts payable and other liabilities .............       6,171        5,324
                                                          --------     --------
Net cash provided by operating activities ............      15,157        8,297
                                                          --------     --------

Cash flows from investing activities:
Maturities and sale of investments ...................       7,603           --
Purchase of equipment and signage ....................      (2,759)      (1,732)
Costs of acquiring agent contracts ...................        (307)      (1,558)
Purchase of treasury stock ...........................      (1,253)          --
Purchase of business, net of cash acquired * .........      11,867           --
                                                          --------     --------
Net cash provided by investing activities ............      15,151       (3,290)
                                                          --------     --------

Net increase in cash and cash equivalents ............      30,308        5,007
Cash and cash equivalents at beginning of period .....      20,540       17,996
                                                          --------     --------
Cash and cash equivalents at end of period ...........    $ 50,848     $ 23,003
                                                          ========     ========
  *Purchase of business, net of cash:
     Purchase net assets .............................    $(10,055)
     Cost in excess of net assets ....................      (5,501)
     Cash and cash equivalents acquired ..............      27,423
                                                          --------
                                                          $ 11,867
                                                          ========

                             See accompanying notes.

                         MONEYGRAM PAYMENT SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

1. The accompanying consolidated financial statements include the accounts of MoneyGram Payment Systems, Inc., and its majority-owned subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year's presentation. The financial information should be read in conjunction with the Company's annual consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 1997. These unaudited financial statements reflect all material and normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim period. The results of the interim period are not necessarily indicative of results to be expected for the full year.

2. Diluted net income per common share is computed using the weighted-average number of common shares and common share equivalents outstanding. Common share equivalents represent the effect of outstanding stock options. Basic net income per common share is computed using the weighted-average number of common shares less treasury stock.

3. As of March 1, 1998, the Company began to operate under state licenses issued in its own name. At December 31, 1997, the Company operated under licenses issued to First Data Corporation and reported money transfer liabilities offset by restricted assets due from First Data. The Company now reports its own money transfer liabilities which are offset by cash and restricted assets.

4. The financial statements reflect the purchase of the Mid-America Money Order Company on January 8, 1998.

5. In April 1998, the Company incurred approximately $6 million in expenses as a result of cash paid to employees for existing stock options. The Stock Option Plan contained a provision which required vesting of all options with a cash payout in the case of a change in control of the ownership of 25% or more of the Company's stock. On April 6, 1998 a shareholder purchased sufficient stock to trigger such a change in control. The cash paid out, including relevant taxes, will be recorded as an operating expense in the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997.

Revenues. The Company's revenues were $34.8 million in the first quarter of 1998 as compared with $32.4 million in 1997. This was the net result of a 10% increase in fee revenue offset by a 2% decline in foreign exchange revenue.

Fee revenue for 1998 includes $1.35 million of revenue from Mid-America Money Order Company ("MAMO") and Consorcio Oriental LLC, ("Consorcio") which were acquired in January of this year. Excluding this, fee revenues were 3.2% higher ($1.1 million) based on a 12% increase in volume partially offset by lower fees per transaction as a result of a lower fee for money transfers going to Mexico. Due to competition, the Company has gone to an every day low price in many markets with a resultant decrease of approximately 29% from its prior pricing.

Foreign exchange revenues declined $141,000 as a result of lower principal per transaction and a reduction in the percent of spread on Mexican transactions. This reduction was partially offset by a higher number of Mexican transactions and growth in the foreign exchange earned on other international activity.

Expenses. Agent commissions increased 4% as a result of the higher fee revenue. An increase in the amortization cost of the agent signing bonuses was offset by a reduction in costs associated with guaranteed commissions, as a result of the loss reserve established in December.

Processing expense increased $2.0 million largely as a result of the costs associated with the MAMO and Consorcio revenues and the increased volume of money transfer activity.

Advertising and promotion expense increased $1.1 million. The 1997 expenses were unusually low as a result of reductions in domestic advertising, which were subsequently restored.

Selling and service expense declined $600,000. The 1997 expenses included costs which are now part of a joint venture and reported under processing costs.

General and administrative expenses were up 9% as a result of higher depreciation expense.

Liquidity and Capital Resources

Total cash and cash equivalents, which are comprised of short term investments, increased $30.3 million, mainly as a result of the purchase of MAMO, which included $27.4 million of cash and equivalents.

Cash flow from operations increased to $15.2 million from $8.3 million mainly as a result of the Company operating independently under its licenses and the associated timing differences, including daily settlement fluctuations associated with the money order business.

Cash flow from investing activities included the cash included in the purchase of MAMO.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      (a) Following the announcement of the proposed acquisition of the Company by Viad Corp ("Viad") as discussed in Item 5 "Other Information" below, two putative class actions on behalf of stockholders of the Company were filed in the Delaware Court of Chancery.

      In Harbor Finance Partners v. James F. Calvano, et al (Case No. 16306-NC), the plaintiff is Harbor Finance Partners ("Harbor") on behalf of itself and allegedly on behalf of all others similarly situated. The defendants are the Company and the directors and certain officers of the Company. Plaintiff alleges, among other things, that the individual defendants have violated their fiduciary obligations to the Company's stockholders and that the consideration to be paid to the Company's stockholders in the acquisition is inadequate. The relief sought by plaintiff includes, among other things, an injunction against consummation of the proposed transactions or, alternatively, rescission and setting aside of such transactions, damages in an unspecified amount, costs, attorneys' fees, and such other relief as may be just and proper.

      In TAAM Associates, Inc. v. James F. Calvano, et al (Case No. 16305-NC), the plaintiff is TAAM Associates, Inc. ("TAAM") on behalf of itself and allegedly on behalf of all others similarly situated. The defendants are the Company, the directors and certain officers of the Company, and Viad. Plaintiff alleges, among other things, that the individual defendants have violated their fiduciary obligations to the Company's stockholders; that the consideration to be paid to the Company's stockholders in the acquisition is inadequate; and that Viad aided and abetted such breaches of duty. The relief sought by plaintiff includes, among other things, an injunction against consummation of the proposed transactions or, alternatively, rescission and setting aside of such transactions, damages in an unspecified amount, costs, attorneys' fees, and such other relief as the Court deems just and proper.

      On April 15, 1998, TAAM and Harbor (collectively the "Plaintiffs") filed and served an Amended Class Action Complaint for Civil Action Nos. 16305-NC and 16306-NC restating the allegations in the original Complaints, filed on April 6, 1998, and alleging, among other things, that the omission of certain information relating to the Company's first quarter 1998 earnings and financial information relied upon by Morgan Stanley & Co. Incorporated, the Company's financial advisor, in rendering its fairness opinion, violated the directors' fiduciary duties to the Company's stockholders.

      In addition, on April 15, 1998, the Plaintiffs filed a Motion for a Preliminary Injunction seeking an order enjoining the defendants from proceeding with and consummation or otherwise closing the transactions, and requiring the Defendants to supplement the materials furnished to the Company's stockholders by disclosing all allegedly material facts and correcting the alleged omissions described in the Amended Class Action Complaint. That Motion, originally scheduled to be heard on May 8, 1998 has been adjourned without a new date being set.

      After consultation with counsel, the Company believes, and has been advised by Viad that it believes, the allegations contained in both of the foregoing actions are meritless and intends to defend such actions vigorously.

      (b) The Company is a defendant in a proposed class action commenced in the United States District Court for the Northern District of Illinois Eastern Division, on April 20, 1998 by Raul Ross Pineda and others. The action includes allegations that the Company breached its contracts with the plaintiffs and has engaged in unfair and fraudulent business practices, false advertising and discrimination, and seeks money damages and injunctive relief. After consultation with counsel, the Company believes that it has meritorious defenses and intends to defend this action vigorously.

Item 5. Other Information

      (a) On April 4, 1998 the Company and Viad entered into the Viad Merger Agreement (as defined below) providing for the acquisition of the Company by Viad. Viad commenced a cash tender offer on April 10, 1998 for all of the outstanding shares of the Company's common stock (the "Common Shares") at a purchase price of $17 per share. The tender offer has been extended twice and now is scheduled to expire at 6:00 p.m., New York City time on May 22, 1998, and the purchase price has been increased to $17.35 per Common Share. The foregoing description of the cash tender offer does not purport to be complete and is qualified in its entirety by reference to the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on April 10, 1998, as amended.

      (b) On May 10, 1998, the Board of Directors of the Company declared a dividend of one common share purchase right (a "Right") for each outstanding Common Share of the Company. The dividend is effective as of May 20, 1998 (the "Record Date") with respect to the stockholders of record on that date. The Rights will also attach to new Common Shares issued after the Record Date. Each Right entitles the registered holder to purchase from the Company one Common Share of the Company at a price of $50.00 per Common Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of May 10, 1998 (the "Rights Agreement"), between the Company and BankBoston, N.A. (the "Rights Agent").

Detachment and Transfer of Rights

      Initially, the Rights will be evidenced by the stock certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. Until the earlier to occur of (i) the tenth day after a public announcement that a person or group of affiliated or associated persons, has become an "Acquiring Person" (as such term is defined in the Rights Agreement) or (ii) 10 business days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer which would result in the beneficial ownership by an Acquiring Person of 15% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date") other than pursuant to the Viad Merger Agreement (as such term is defined below), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate. In general, an "Acquiring Person" is a person, the affiliates or associates of such person, or a group, which has acquired beneficial ownership of 15% or more of the outstanding Common Shares. However, under the terms of the Rights Agreement, certain parties are exempt from the definition of Acquiring Person including but not limited to the Company, any Subsidiary (as defined in the Rights Agreement) and Gotham Partners L.P. ("Gotham"), or any other Person who beneficially owns, as of the close of business on May 8, 1998, 15% or more of the Common Shares then outstanding, provided that Gotham or such other Person, as the case may be, does not become the Beneficial Owner (as defined in the Rights Agreement) of any additional Common Shares that, in the aggregate, exceed 1% or more of the Common Shares then outstanding, in which case such Person shall be deemed to be an Acquiring Person.

      The Rights Agreement provides that, until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights will be transferable with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights) the surrender or transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

Exercisability of Rights

      The Rights are not exercisable until the Distribution Date. The Rights will expire on the earlier of (A) the Effective Time (as such term is defined in the Merger Agreement dated as of April 4, 1998 among the Company, Pine Valley Acquisition Corp. and Viad Corp. (the "Viad Merger Agreement") and (B) May 10, 2008 (the earlier of (A) and (B) being the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

      The Purchase Price payable, and the number of Common Shares or other securities or property issuable or payable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution. The number of outstanding Rights and the number of Common Shares issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares, or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date. With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Common Shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of the Common Shares on the last trading day prior to the date of exercise.

Trigger of Flip-In and Flip-Over Rights

      In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person or any affiliate or associate thereof (which will thereafter be void), will thereafter have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. This right will commence on the tenth day after the date of the initial public announcement that a person has become an Acquiring Person (or the effective date of a registration statement relating to distribution of the rights, if later).

      In the event that the Company is acquired in a merger or other business combination transaction (other than pursuant to the Viad Merger Agreement) or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its affiliates or associates or certain other persons in which such persons have an interest, proper provision will be made so that each such holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

Redemption and Exchange of Rights

      At any time prior to the earliest of (i) the close of business on the tenth day after the first public announcement that a person has become an Acquiring Person, or (ii) the Final Expiration Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). In general, the redemption of the Rights may be made effective at such time, on such basis, and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

      At any time after any Person becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share or such number of Common Shares as will equal (i) the difference between the aggregate market price of the number of Common Shares to be received and the Purchase Price divided by
(ii) the market price per Common Share upon the date such Person becomes an Acquiring Person. In lieu of exchanging Rights for Common Shares, under circumstances set forth in the Rights Agreement, the Company may exchange the Rights for cash, property or other securities of the Company (or of a share of a class or series of the Company's common stock having equivalent designations and the powers, preferences and rights, and the qualifications, limitations and restrictions) with value equal to such Common Shares.

Amendment of Rights

      The terms of the Rights generally may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as the Rights are distributed no such amendment may adversely affect the interests of the holders of the Rights (excluding the interest of any Acquiring Person).

      The rights of holders of the Common Stock to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions.

      The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors unless the offer is conditioned on a substantial number of Rights being acquired. However, the Rights should not interfere with any merger or other business combination approved by the Company's Board of Directors because the Rights may be redeemed by the Company at $.01 per Right at any time on or prior to the tenth day following the Stock Acquisition Date (subject to extension by the Company's Board of Directors). Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, the Company. To the extent any potential acquirors are deterred by the Rights, the Rights may have the effect of preserving incumbent management in office.

      The Rights Agreement between the Company and the Rights Agent specifying the terms of the Rights was attached as Exhibit 4 to the Company's Registration Statement on Form 8-A dated May 11, 1998 and is incorporated herein by reference. The foregoing description of the Rights does not purport to be complete and is qualified in its entirety by reference to such Exhibit 4.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      2. Viad Merger Agreement dated as of April 4, 1998 (incorporated by reference to Exhibit 1 to the Company's Schedule 14D-9 dated April 10, 1998.)

      4. Rights Agreement dated as of May 10, 1998 between the Company and Bank Boston N.A., (incorporated by reference to Exhibit 4 to the Company's Form 8-A dated May 11, 1998.

      27.   Financial Data Schedule.

      99(a) Press Release dated May 11, 1998 (incorporated by reference to
            Exhibit 16 to Amendment No. 2 to the Company's 14D-9 dated May 12, 1998.

  (b) Reports on Form 8-K

      Date               Item
      ----               ----
      January 8, 1998      2
      January 8, 1998      7

            Included herein were the financial statements, as of December 31, 1996 of Mid-America Money Order Company ("MAMO"), the business acquired by the Company on January 8, 1998, and the pro-forma financial statements, as of December 31, 1996 and September 30, 1997, of the Company and MAMO.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MoneyGram Payment Systems, Inc.
                                          --------------------------------------
                                          (Registrant)


Dated: May 15, 1998                       By: /s/ James F. Calvano
                                              ----------------------------------
                                              James F. Calvano
                                              Chairman of the Board and
                                              Chief Executive Officer


                                          By: /s/ John M. Fowler
                                              ----------------------------------
                                              John M. Fowler
                                              Executive Vice President,
                                              Treasurer and Chief Financial
                                              Officer
                                              (Principal Financial and
                                              Accounting Officer)